Form 10QSB
period 2006-06-30
EZJR Inc
filed 2006-08-08
CIK 1350071

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2006.
- -----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
- -----------------------------------------------------------------------------

                     Commission File Number: 000-51861
- -----------------------------------------------------------------------------

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

                               (702) 631-4251
                    -------------------------------------
                         (Issuer's Telephone Number)

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 2, 2006, the registrant's outstanding common stock consisted of 200,000 shares of common stock outstanding and no shares of preferred stock outstanding.

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

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the period ended June 30, 2006. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the period ended June 30, 2006. follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


EZJR, Inc.
(A Development Stage Company)
3415 Ocatillo Mesa Way
North Las Vegas, NV 89031


We have reviewed the accompanying balance sheet of EZJR Inc. (A Development Stage Company). as of June 30, 2006, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of EZJR Inc. (A Development Stage Company).

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



/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    July 18, 2006



           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                    (702) 253-7511 Fax: (702)253-7501

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Balance Sheets


Balance Sheets

                                                   (unaudited)
                                                     June 30,    December 31,
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
                                                    ==========   ===========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 200,000 shares issued and
     outstanding as of 6/30/06 and 12/31/05,
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

                                    EZJR, Inc.
                           (a Development Stage Company)
                              Statement of Operations
                For the three and six months ending June 30, 2006
       For the period from December 30, 2005 (Inception) to June 30, 2006



Statement of Operations

                          For Three Months  For Six Months  December 30, 2005
                               ended             ended       (Inception) to
                           June 30, 2006    June 30, 2006     June 30, 2006
                          ---------------  ---------------  -----------------
Revenue                   $             -  $            -   $               -
                          ---------------  ---------------  -----------------

General and administrative expenses     -               -                200
                          ---------------  ---------------  -----------------
Net (loss)                $             -  $            -   $           (200)
                          ===============  ===============  =================


Weighted average number
 of common shares
 outstanding -
 basic and fully diluted         200,000          200,000
                          ===============  ===============

Net income (loss)
 per share - basic
 and fully diluted        $        (0.00)  $        (0.00)
                          ===============  ===============





  The accompanying notes are an integral part of these financial statements.

                                    EZJR, Inc.
                           (a Development Stage Company)
                              Statement of Cash Flows
                    For the six months ending June 30, 2006
       For the period from December 30, 2005 (Inception) to June 30, 2006



Statement of Cash Flows

                                      For the Six Months   December 30, 2005
                                             ended            (Inception) to
                                          June 30, 2006        June 30, 2006
                                         ----------------    ----------------

Cash flows from operating activities
Net (loss)                               $            -     $           (200)
                                         --------------     -----------------

Cash flows from financing activities
  Issuances of common stock                                              200
  Donated capital                                                          -
                                         --------------     ----------------
Net cash provided by financing activities                                200
                                         --------------     ----------------

Net increase (decrease) in cash                                            -
Cash - beginning                                                           -
                                         --------------     ----------------
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2006, the Company has not recognized revenue to date and has accumulated operating losses of approximately $200 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

(a) Results of Operations
- -------------------------

As a blank check Company, the Company had no revenues for the three and six months ending June 30, 2006. The Company does not expect to generate any revenues until it can merger with a company that has revenues. During three and six months ending June 30, 2006 the Company was inactive and had no expenses. Management has agreed to pay any corporate expenses personally, without reimbursement from the Company for expenses paid. Since the Company's inception on December 30, 2005 through June 30, 2006, the Company has lost $(200). This amount represents initial organizational costs. The Company does not have any material commitments for capital expenditures.


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

EZJR, Inc. will not acquire or merge with any entity that cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. EZJR is subject to all the reporting requirements included in the Exchange Act. Included in these requirements is EZJR's duty to file audited financial statements as part of EZJR's
Form 8-K to be filed with the U. S. Securities and Exchange Commission upon consummation of a merger or acquisition, as well as EZJR's audited financial statements included in the annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure the Registrant's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of the Company's present management.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2006, no matters were submitted to the Company's security holders.


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

During the quarter ended June 30, 2006, no Current Reports were filed on Form 8-K.

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


                                            EZJR, INC.
                                       ---------------------
                                            Registrant


Date: August 8, 2006                   By: /s/ Edward Zimmerman, Jr.
                                       --------------------------------
                                               Edward Zimmerman, Jr.
                                               Chief Executive Officer
                                               Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/  Edward Zimmerman, Jr.                      August 8, 2006
---------------------------------                   --------------
         Edward Zimmerman, Jr.
         Chief Executive Officer