Form 10QSB
period 2007-03-31
EZJR Inc
filed 2007-05-08
CIK 1350071

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2007.
-----------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2007, the registrant's outstanding common stock consisted of 200,000 shares of common stock outstanding and no shares of preferred stock outstanding.

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

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the period ended March 31, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the period ended March 31, 2007. follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------

EZJR, Inc.
(A Development Stage Company).
3415 Ocatillo Mesa Way
North Las Vegas, NV 89031


We have reviewed the accompanying balance sheet of EZJR Inc. (A Development Stage Company). as of March 31, 2007, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of EZJR Inc. (A Development Stage Company).

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    May 4, 2007


             2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7511 Fax: (702)253-7501

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Balance Sheets


Balance Sheets

                                                   (unaudited)
                                                     March 31,   December 31,
                                                       2007           2006
                                                    ---------      ----------
Assets

Current assets:
   Cash                                             $       -      $       -
                                                    ----------     ----------
                                                            -      $       -
                                                    ==========     ==========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 200,000 shares issued and
     outstanding as of 3/31/07 and 12/31/06,
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

                                    EZJR, Inc.
                           (a Development Stage Company)
                              Statement of Operations
          For the three months ending March 31, 2006 and March 31, 2007
       For the period from December 30, 2005 (Inception) to March 31, 2007



Statement of Operations

                     For Three Months For Three Months December 30, 2005
                           ended            ended       (Inception) to
                     March 31, 2007   March 31, 2006   March 31, 2007
                     ---------------  ---------------  ---------------
Revenue              $             -  $             -  $            -
                     ---------------  ---------------  ---------------

General and
 administrative expenses           -                -               -
                     ---------------  ---------------  ---------------
Net (loss)           $             -  $             -  $            -
                     ===============  ===============  ===============


Weighted average number
 of common shares
 outstanding -
 basic and fully diluted     200,000         200,000
                     ===============  ===============
Net income (loss)
 per share - basic
 and fully diluted   $        (0.00)  $        (0.00)
                     ===============  ===============





  The accompanying notes are an integral part of these financial statements.

                                    EZJR, Inc.
                           (a Development Stage Company)
                              Statement of Cash Flows
         For the three months ending March 31, 2006 and March 31, 2007 For the period from December 30, 2005 (Inception) to March 31, 2007



Statement of Cash Flows


                     For Three Months For Three Months December 30, 2005
                           ended            ended       (Inception) to
                     March 31, 2007   March 31, 2006   March 31, 2007
                     ---------------  ---------------  ---------------
Cash flows from operating activities
Net (loss)           $            -   $            -   $         (200)
                     ---------------  ---------------  ---------------

Cash flows from financing activities
  Issuances of common stock                                       200
  Donated capital                                                   -
                     ---------------  ---------------  ---------------
Net cash provided by
  financing activities                                            200
                     ---------------  ---------------  ---------------

Net increase (decrease) in cash                                     -
Cash - beginning                                                    -
                     ---------------  ---------------  ---------------
Cash - ending        $            -   $            -   $            -
                     ===============  ===============  ===============

Supplemental disclosures:
  Interest paid      $            -   $            -   $            -
                     ===============  ===============  ===============
  Income taxes paid  $            -   $            -   $            -
                     ===============  ===============  ===============

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2006 and notes thereto included in the Company's 10-KSB annual statement. The
Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2007, the Company has not recognized revenue to date and has accumulated operating losses of approximately $(200) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

General
-------

EZJR, Inc. (the "Company" or "Pavo") was incorporated under the laws of the State of Nevada on December 30, 2005, under the name EZJR, Inc. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has not been involved in any bankruptcy, receivership or similar proceeding. The Company has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

The Company has been in the developmental stage since inception and has conducted virtually no business operations other than organizational activities and preparation of its registration statement and annual and quarterly reports with the U. S. Securities and Exchange Commission. The Company has no full-time employees and owns no real estate or personal property.


(a) Results of Operations
-------------------------

As a blank check Company, the Company had no revenues for the three months ending March 31, 2006 and March 31, 2007. The Company does not expect to generate any revenues until it can merger with a company that has revenues. During the three months ending March 31, 2006 and March 31, 2007, the Company was inactive and had no expenses. Management has agreed to pay any corporate expenses personally, without reimbursement from the Company for expenses paid. Since the Company's inception on December 30, 2005 through March 31, 2007, the Company has lost $(200). This amount represents initial organizational costs. The Company does not have any material commitments for capital expenditures.


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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2007, no matters were submitted to the Company's security holders.


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

During the quarter ended March 31, 2007, no Current Reports were filed on Form 8-K.

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


                                            EZJR, INC.
                                       ---------------------
                                            Registrant


Date: May 7, 2007                  By: /s/ Edward Zimmerman, Jr.
                                       ---------------------------
                                           Edward Zimmerman, Jr.
                                           Chief Executive Officer
                                           Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/  Edward Zimmerman, Jr.                        May 7, 2007
-----------------------------------                   -----------
         Edward Zimmerman, Jr.
         Chief Executive Officer