Form 10QSB
period 2007-06-30
EZJR Inc
filed 2007-07-26
CIK 1350071

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2007
-----------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of June 30, 2007, the registrant's outstanding common stock consisted of 200,000 shares of common stock outstanding and no shares of preferred stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................     3
          Report of Independent Registered Public Accounting Firm   4
          Balance Sheet (unaudited)............................     5
          Statements of Operations (unaudited).................     6
          Statements of Cash Flows (unaudited).................     7
          Notes to Financial Statements........................    8-9

Item 2.   Management's Discussion and Analysis of Plan
           of Operation........................................    10

Item 3.   Controls and Procedures..............................    16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings....................................    17

Item 2.   Changes in Securities and Use of Proceeds............    17

Item 3.   Defaults upon Senior Securities......................    17

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................    17

Item 5.   Other Information....................................    17

Item 6.   Exhibits and Reports on Form 8-K.....................    17

Signatures.....................................................    18

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the period ended June 30, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the period ended June 30, 2007. follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED


             Report of Independent Registered Public Accounting Firm


To the Board of Directors
EZJR Inc.


We have reviewed the accompanying balance sheet of EZJR Inc. as of June 30, 2007, and the related statements of operations, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of EZJR Inc.

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



/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    July 20, 2007



           2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7499 Fax: (702)253-7501

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Balance Sheets
                              December 31, 2006
                                June 30, 2007


Balance Sheets

                                                   (unaudited)
                                                     June 30,    December 31,
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
                                                    ==========   ===========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 200,000 shares issued and
     outstanding as of 6/30/07 and 12/31/06,
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

                                    EZJR, Inc.
                           (a Development Stage Company)
                              Statement of Operations
       For the three and six months ending June 30, 2006 and June 30, 2007
       For the period from December 30, 2005 (Inception) to June 30, 2007
                                   (unaudited)


Statement of Operations

                              For the           For the
                            Three Months      Six Months
                               ended             ended       December 30, 2005
                         ----------------- -----------------  (Inception) to
                         June 30, June 30, June 30, June 30,     June 30,
                           2007     2006     2007     2006         2007
                         -------- -------- -------- -------- ----------------
Revenue                  $      - $      - $      - $      - $             -
                         -------- -------- -------- -------- ----------------

General and
  administrative expenses       -        -        -        -             200
                         -------- -------- -------- -------- ----------------
Net (loss)               $      - $      - $      - $      - $          (200)
                         ======== ======== ======== ======== ================

Weighted average number
 of common shares
 outstanding -
 basic and fully diluted  200,000  200,000  200,000  200,000
                         ======== ======== ======== ========
Net income (loss)
 per share - basic
 and fully diluted       $ (0.00) $ (0.00) $ (0.00) $ (0.00)
                         ======== ======== ======== ========





  The accompanying notes are an integral part of these financial statements.

                                    EZJR, Inc.
                           (a Development Stage Company)
                              Statement of Cash Flows
            For the six months ending June 30, 2006 and June 30, 2007
       For the period from December 30, 2005 (Inception) to June 30, 2007
                                   (unaudited)



Statement of Cash Flows

                     For the Six Months  For the Six Months  December 30, 2005
                            ended              ended           (Inception) to
                        June 30, 2007      June 30, 2006        June 30, 2007
                     ------------------  -----------------  ------------------
Cash flows from operating activities
Net (loss)           $                -  $            -     $            (200)
                     ------------------  -----------------  ------------------

Cash flows from financing activities
  Issuances of common
   stock                                                                  200
  Donated capital                                                           -
                     ------------------  -----------------  ------------------
Net cash provided by
 financing activities                                                     200
                     ------------------  -----------------  ------------------

Net increase (decrease)
  in cash                             -                  -                  -
Cash - beginning                      -                  -                  -
                     ------------------  -----------------  ------------------
Cash - ending        $                -  $               -  $               -
                     ==================  =================  ==================

Supplemental disclosures:
  Interest paid      $                -  $               -  $               -
                     ==================  =================  ==================
  Income taxes paid  $                -  $               -  $               -
                     ==================  =================  ==================





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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2007, the Company has not recognized revenue to date and has accumulated operating losses of approximately $(200) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                                    EZJR, Inc.
                           (a Development Stage Company)
                              Statement of Operations
                    For the six months ending June 30, 2007
       For the period from December 30, 2005 (Inception) to June 30, 2007



Statement of Operations

                                      For Six Months December 30, 2005
                                           ended        (Inception) to
                                      Sept. 30, 2006    Sept. 30, 2006
                                      ---------------  ---------------
Revenue                               $             -  $            -
                                      ---------------  ---------------

General and administrative expenses                 -               -
                                      ---------------  ---------------
Net (loss)                            $             -  $            -
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

                                    EZJR, Inc.
                           (a Development Stage Company)
                              Statement of Cash Flows
                   For the six months ending June 30, 2007
      For the period from December 30, 2005 (Inception) to June 30, 2007



Statement of Cash Flows



                                     For Six Months  December 30, 2005
                                          ended        (Inception) to
                                     June 30, 2007    June 30, 2007
                                     ---------------  -----------------
Cash flows from operating activities
Net (loss)                           $            -   $           (200)
                                     ---------------  -----------------

Cash flows from financing activities
  Issuances of common stock                                        200
  Donated capital                                                    -
                                     ---------------  -----------------
Net cash provided by
  financing activities                                             200
                                     ---------------  -----------------

Net increase (decrease) in cash                                      -
Cash - beginning                                                     -
                                     ---------------  -----------------
Cash - ending                        $            -   $              -
                                     ===============  =================

Supplemental disclosures:
  Interest paid                      $            -   $              -
                                     ===============  =================
  Income taxes paid                  $            -   $              -
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2007, the Company has not recognized revenue to date and has accumulated operating losses of approximately $200 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

(a) Results of Operations
-------------------------

As a blank check Company, the Company had no revenues for the six months ending June 30, 2007. The Company does not expect to generate any revenues until it can merger with a company that has revenues. During six and months ending June 30, 2007, the Company was inactive and had no expenses. Management has agreed to pay any corporate expenses personally, without reimbursement from the Company for expenses paid. Since the Company's inception on December 30, 2005 through June 30, 2007, the
Company has lost $(200). This amount represents initial organizational costs. The Company does not have any material commitments for capital expenditures.


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

Liquidity and Capital Resources
-------------------------------

As of June 30, 2007, the Company had no current assets and no current liabilities.

On December 30, 2005 (inception), the Company issued 200,000 common shares to its founder for cash.

There have been no other issuances of preferred or common stock.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.


Market Information
------------------

The common stock of the Company is not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's common stock at present and there has been no trading market to date.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(c) The Company did not repurchase any of its shares during the fiscal year covered by this report.



Dividends
---------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2007, no matters were submitted to the Company's security holders.


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

During the quarter ended June 30, 2007, no Current Reports were filed on Form 8-K.

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


                                            EZJR, INC.
                                       ---------------------
                                            Registrant


Date: July 20, 2007               By: /s/ Edward Zimmerman, Jr.
                                      ----------------------------
                                           Edward Zimmerman, Jr.
                                           Chief Executive Officer
                                           Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/  Edward Zimmerman, Jr.                        July 20, 2007
-----------------------------------                   -------------
         Edward Zimmerman, Jr.
         Chief Executive Officer