Form 10QSB
period 2007-09-30
EZJR Inc
filed 2007-11-13
CIK 1350071

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2007
-----------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 30, 2007, the registrant's outstanding common stock consisted of 200,000 shares of common stock outstanding and no shares of preferred stock outstanding.

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

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the period ended September 30, 2007. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the period ended September 30, 2007 follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          Report of Independent Registered Public Accounting Firm
          -------------------------------------------------------


To the Board of Directors
EZJR Inc


We have reviewed the accompanying balance sheet of EZJR Inc as of September 30, 2007, and the related statements of operations, retained earnings, and cash flows for the nine months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of EZJR Inc (A Development Stage Company).

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


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    November 5, 2007


          2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                   (702) 253-7511 Fax: (702)253-7501

                                 EZJR, Inc.
                         (a Development Stage Company)
                                Balance Sheets
                   September 30, 2007 and December 31, 2006


Balance Sheets

                                                   (unaudited)
                                                  September 30,   December 31,
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

                                    EZJR, Inc.
                           (a Development Stage Company)
                              Statement of Operations
        For the three and nine months ending September 30, 2006 and 2007 For the period from December 30, 2005 (Inception) to September 30, 2007



Statement of Operations

                          For Three Months  For Nine Months December 30, 2005
                               ended           ended         (Inception) to
                             Sept. 30,        Sept. 30,         Sept. 30,
                           2007    2006     2007    2006           2007
                          ------  ------   ------  ------   -----------------
Revenue                   $    -  $    -   $    -  $    -   $              -
                          ------  ------   ------  ------   -----------------

General and
  administrative expenses      -       -        -       -                200
                          ------  ------   ------  ------   -----------------
Net (loss)                $    -  $    -   $    -  $    -   $           (200)
                          ======  ======   ======  ======   =================


Weighted average number
 of common shares
 outstanding -
 basic and fully diluted  200,000 200,000  200,000 200,000
                          ======= =======  ======= =======
Net income (loss)
 per share - basic
 and fully diluted        $(0.00) $(0.00)  $(0.00) $(0.00)
                          ======= =======  ======= =======





  The accompanying notes are an integral part of these financial statements.

                                    EZJR, Inc.
                           (a Development Stage Company)
                              Statement of Cash Flows
             For the nine months ending September 30, 2006 and 2007
    For the period from December 30, 2005 (Inception) to September 30, 2007



Statement of Cash Flows



                          For Nine Months  For Nine Months December 30, 2005
                               ended             ended       (Inception) to
                          Sept. 30, 2007   Sept. 30, 2006    Sept. 30, 2007
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2007, the Company has not recognized revenue to date and has accumulated operating losses of approximately $200 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

(a) Results of Operations
-------------------------

As a blank check Company, the Company had no revenues for the nine months ending September 30, 2007. The Company does not expect to generate any revenues until it can merger with a company that has revenues. During nine months ending September 30, 2007, the Company was inactive and had no expenses. Management has agreed to pay any corporate expenses personally, without reimbursement from the Company for expenses paid. Since the Company's inception on December 30, 2005 through September 30, 2007, the Company has lost $(200). This amount represents initial organizational costs. The Company does not have any material commitments for capital expenditures.


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

As of September 30, 2007, the Company had no current assets and no current liabilities.

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2007, no matters were submitted to the Company's security holders.


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

During the quarter ended September 30, 2007, no Current Reports were filed on Form 8-K.

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


                                            EZJR, INC.
                                       ---------------------
                                            Registrant


Date: November 9, 2007             By: /s/ Edward Zimmerman, Jr.
                                      ----------------------------
                                           Edward Zimmerman, Jr.
                                           Chief Executive Officer
                                           Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/  Edward Zimmerman, Jr.                        November 9, 2007
-----------------------------------                   ----------------
         Edward Zimmerman, Jr.
         Chief Executive Officer