Form 10KSB
period 2007-12-31
EZJR Inc
filed 2008-04-14
CIK 1350071

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)           Yes [X]     No [ ]

State the issuer's income for its most recent fiscal year (ending December 31,
2007):  $0

The issuer's stock is not trading on any exchange.


Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of April 11, 2008: 200,000 shares common stock

Number of shares of preferred stock outstanding as of April 11, 2008:  None

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

l) THERE MAY BE TAX CONSEQUENCES WHICH MAY ADVERSELY EFFECT THE COMPANY OR INVESTMENT IN THE COMPANY.
    --------------------------------------------------------------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2007.

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

During the past years, the Registrant issued securities which were not registered as follows:


                                  Number of
Date          Name                  Shares               Consideration
------------------------------------------------------------------------
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

(ii) Holders
------------

There is one stockholder of record of common stock as of April 11, 2008.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(a) Results of Operations
-------------------------

As a developmental stage Company, the Company had no revenues for calendar year ending 2007. The Company does not expect to generate any revenues over the next approximately to twelve (12) months. During calendar year, 2007, the Company experienced no expenses. Since the Company's inception on December 30, 2005 through December 31, 2007 it has lost $(200). The sole officer/director has paid the bills to keep the Company operation. He will not be reimbursed for any funds spent, and no fees paid will accrue on the Company's books. The Company does not have any material commitments for capital expenditures.

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

ITEM 7.  FINANCIAL STATEMENTS.



                                   EZJR, Inc.
                         (a Development Stage Company)

                                 Balance Sheet
                                     as of
                               December 31, 2007

                                      and

                           Statement of Operations,
                     Changes in Stockholders' Equity, and
                                  Cash Flows
                                for the period
                              December 30, 2005
                              (Date of Inception)
                                      to
                               December 31, 2007

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

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         -------------------------------------------------------

To the Board of Directors
EZJR, Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of EZJR, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on December 30, 2005 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EZJR, Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on December 30, 2005 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no current source of revenue, or operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates Chartered
    Las Vegas, Nevada
    April 3, 2008

            2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146
                     (702) 253-7499 Fax (702) 253-7501

                                    EZJR, Inc.
                                 Balance Sheets
                          (a development stage company)
                                December 31, 2007
                                December 31, 2006


Balance Sheets

                                                   December 31,  December 31,
                                                      2007           2006
                                                   ------------  ------------
Assets

Current Assets:
   Cash                                            $         -   $         -
                                                   ------------  ------------
     Total Current Assets                                    -             -
                                                   ------------  ------------
Total Assets                                       $         -   $         -
                                                   ============  ============

Liabilities and Stockholders' Equity

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 200,000, 200,000 shares
     issued and outstanding as of 12/31/07 and
     12/31/06, respectively                                200           200
   Earnings (Deficit) accumulated during
     development stage                                    (200)         (200)
                                                   ------------  ------------
     Total stockholders' equity                              -             -
                                                   ------------  ------------
Total Liabilities and Stockholders' Equity         $         -   $         -
                                                   ============  ============


The accompanying notes are an integral part of these statements

                                 EZJR, Inc.
                          Statements of Operations
                       (a development stage company)
        For the years ending December 31, 2007 and December 31, 2006
   For the period from December 30, 2005 (Inception) to December 31, 2007



Statements of Operations


                                                             For the period
                                                                  from
                                                            December 30, 2005
                  For the year ending  For the year ending   (Inception) to
                   December 31, 2007    December 31, 2006   December 31, 2007
                  -------------------  -------------------  -----------------
Revenue           $                0   $                0   $              0
                  -------------------  -------------------  -----------------


Expenses:                          0                    0                200
                  -------------------  -------------------  -----------------

Total Expenses                     0                    0                200
                  -------------------  -------------------  -----------------

Net Income (Loss) $                0   $                0   $           (200)
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
                  ===================  ===================


     The accompanying notes are an integral part of these statements

                                 EZJR, Inc.
                     Statements of Stockholders' Equity
                       (a development stage company)
             From December 30, 2005 (inception) to December 31, 2007



Statements of Stockholders' Equity


                                                     (Deficit)
                                                    Accumulated
                         Common Stock   Additional     During        Total
                      ------------------ Paid-in    Development   Stockholders
                        Shares   Amount  Capital       Stage        Equity
                      ---------- ------- ---------- ------------   ----------
Founders initial
investment, 12/30/05
$0.001 per share         200,000 $   200 $        0 $         0    $     200

Net (loss) for the
 year ending
 December 31, 2005                                         (200)        (200)
                      ---------- ------- ---------- ------------   ----------

Balance,
December 31, 2005        200,000     200          0        (200)           0

Net (loss) for the
 year ending
 December 31, 2006                                            -            -
                      ---------- ------- ---------- ------------   ----------

Balance,
December 31, 2006        200,000     200          0        (200)           0

Net (loss) for the
 year ending
 December 31, 2007                                            -            -
                      ---------- ------- ---------- ------------   ----------

Balance,
December 31, 2007        200,000 $   200 $        0 $      (200)   $       -
                      ========== ======= ========== ============   ==========


      The accompanying notes are an integral part of these statements

                                   EZJR, Inc.
                            Statements of Cash Flows
                         (a development stage company)
        For the years ending December 31, 2007 and December 31, 2006
   For the period from December 30, 2005 (Inception) to December 31, 2007


Statements of Cash Flows

                                                             For the period
                                                                  from
                                                            December 30, 2005
                  For the year ending  For the year ending   (Inception) to
                   December 31, 2007    December 31, 2006   December 31, 2007
                  -------------------  -------------------  -----------------
Operating Activities:

Net Income (Loss) $                0   $                0   $           (200)
                  -------------------  -------------------  -----------------
Cash Provided
 (Used) by
 Operating
 Activities                        0                    0   $           (200)

Financing Activities:

Sale of Common Stock               -                    -                200
                  -------------------  -------------------  -----------------
Cash Provided (Used)
 by Financing
 Activities                        0                    0                200
                  -------------------  -------------------  -----------------

Net Increase
 (Decrease) in Cash                -                    -                  -

Cash and equivalents-
 Beginning                         -                    -                  -
                  -------------------  -------------------  -----------------
Cash and equivalents-
 Ending                            -                    -                  -
                  ===================  ===================  =================

Supplemental disclosures:
Interest paid     $                -   $                -   $              -
                  ===================  ===================  =================
Income taxes paid $                -   $                -   $              -
                  ===================  ===================  =================
Non-Cash
 transactions     $                -   $                -   $              -
                  ===================  ===================  =================

       The accompanying notes are an integral part of these statements

                                  EZJR, Inc.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                              December 31, 2007

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


NOTE 2.    SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The Company has no assets or debt as of December 31, 2007. The relevant accounting policies are listed below.

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

                                 EZJR, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2007


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


NOTE 4.   STOCKHOLDERS'EQUITY

Common Stock
------------

On December 30, 2005 (inception), the Company issued 200,000 shares of its $0.001 par value common stock to its sole shareholder for $200. This structure remains unchanged as of the date of these financial statements.

                                 EZJR, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2007

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

                                EZJR, INC.
                       (a development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                             December 31, 2007


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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A.  Directors, Executive Officers and Significant Employees

The names, ages and positions of the Company's directors and executive officers are as follows:


Name                     Age               Position          Appointed
--------------------     ---      ----------------------     -------------
Edward Zimmerman, Jr.   58       President, CEO, CFO,        Dec. 30, 2005
                                 Corporate Secretary

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


Edward Zimmerman, Jr. - Work Background

Edward C. Zimmerman, Jr. has over 28 years of leadership experience and 24 years experience in operating historical organizations. Edward started his training by entering the United States Army in 1974. He served in the U.S. Army Reserves for 17 years, while also working as an engineering clerk/draftsman at the Philadelphia Gas Works. Edward has knowledge and experience working with corporate computers and their software. Since 1978 Edward has served as President and Founder of the U.S.S. United States Foundation, an organization dedicated to preserving the historical documents and future re-creation of the United States Navy's first commissioned ship.
Education: Diploma and Certificates for Drafting/Engineering and Aerial Photography as well as graduation from Primary Leadership Development Course by the United States Army. Mr. Zimmerman was President of Edward II, Inc, a blank check company, from March 30, 2004 (inception) to December 27, 2004, when Edward II was purchased by Energenx, Inc. Mr. Zimmerman was also the President of ECZ, Inc, a blank check company from December 21, 2005 (inception) to June 29, 2006, when ECZ was purchased by Integrated Micrometallurgical Systems, Inc. Mr. Zimmerman is currently officer and director of EZJR, Inc., a Nevada corporation and EZC, Inc., a Nevada Corporation, both companies have no operations nor conducts any business.

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


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2007. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2007.


SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position     Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Edward Zimmerman, Jr.  2007     -0-            -0-           -0-
     Director,         2006     -0-            -0-           -0-
     CEO/CFO,          2005     -0-            -0-           -0-
     Secretary
-------------------------------------------------------------------------------

Long Term Compensation Table

                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted  Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position          Year          SARs(#)               ($)       ($)
-------------------------------------------------------------------------------
Edward Zimmerman, Jr.  2007    -0-           -0-                -0-       -0-
    Director           2006    -0-           -0-                -0-       -0-
    CEO/CFO,           2005    -0-           -0-                -0-       -0-
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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.  Security Ownership

The following table sets forth certain information concerning the beneficial ownership of the Registrant's outstanding common stock as of December 31, 2007, by each person known by EZJR, Inc. to own beneficially more than 5% of the outstanding common stock, by each of director and officer and by all of the Registrant's directors and officers as a group. Unless otherwise indicated below, to management's knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.


                   Name and Address     Amount of Beneficial   Percentage
Title of Class    of Beneficial Owner         Ownership         of Class
---------------   ----------------------- -------------------  ------------
Common Stock       Edward Zimmerman, Jr. (1)   200,000             100%
                   3415 Ocatillo Mesa Way
                   North Las Vegas, NV 89031
-----------------------------------------------------------------------------
Common Stock       All Executive Officers      200,000             100%
                   and Directors as a Group (1 person)
----------------------------------------------------------------------------
(1)   Mr. Zimmerman is the sole shareholder of EZJR, Inc.


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

(a)  EXHIBITS.

      23.1     Consent Letter of Moore & Associates, Chartered

      31.1 Certification of Principal Executive Officer and Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  REPORTS ON FORM 8-K

The Company has not filed any Current Reports during the calendar year ending December 31, 2007.

Item 14. Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2007 and 2006 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2007 and 2006 were approximately $2,000 and $1,250 respectfully.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 for fiscal 2007 and 2006.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2007 and 2006 were $0.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on April 11, 2008.


                                                      EZJR, Inc.
                                           -----------------------------
                                                    (Registrant)


                                           By:  /s/ Edward Zimmerman, Jr.
                                           ------------------------------
                                                    Edward Zimmerman, Jr.
                                                    Chairman of the Board
                                                    President
                                                    Chief Executive Officer
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date:  April 11, 2008             By:  /s/ Edward Zimmerman, Jr.
                                  --------------------------------
                                           Edward Zimmerman, Jr.
                                           President, CEO and CFO
                                           Director and Corporate Secretary