Form 10QSB
period 2008-03-31
EZJR Inc
filed 2008-05-01
CIK 1350071

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2008.
-----------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]  N/A

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of March 31, 2008, the registrant's outstanding common stock consisted of 200,000 shares of common stock outstanding and no shares of preferred stock outstanding.

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

                    PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the period ended March 31, 2008. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the period ended March 31, 2008. follow.

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
  ------------------------
     PCAOB REGISTERED


          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------


To the Board of Directors
EZJR, Inc,
(A Development Stage Company)


We have reviewed the accompanying balance sheets of EZJR, Inc. (A Development Stage Company) as of March 31, 2008 and December 31, 2007, and the related statements of operations, and cash flows for the three-month periods ended March 31, 2008 and 2007, and for the period from inception on December 30, 2005 to March 31, 2008. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


/s/ Moore & Associates, Chartered
---------------------------------
    Moore & Associates, Chartered
    Las Vegas, Nevada
    April 29, 2008


            2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146
                     (702) 253-7499 Fax: (702)253-7501

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Balance Sheets
                          March 31, 2008 (Unaudited)
                               December 31, 2007


Balance Sheets

                                                   (unaudited)
                                                     March 31,    December 31,
                                                       2008           2007
                                                    ---------      ----------
Assets

Current assets:
   Cash                                             $       -      $       -
                                                    ----------     ----------
     Total current assets                                   -              -
                                                    ----------     ----------
TOTAL ASSETS                                        $       -      $       -
                                                    ==========     ==========

Liabilities and Stockholders' Equity

Stockholders' equity:
   Common stock, $0.001 par value, 75,000,000
     shares authorized, 200,000 shares issued and
     outstanding as of 3/31/08 and 12/31/07,
     respectively                                         200             200
   Earnings (Deficit) accumulated during
     development stage                                   (200)           (200)
                                                    ----------     -----------
     Total stockholders' equity                             -               -
                                                    ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $       -      $        -
                                                    ==========     ===========



  The accompanying notes are an integral part of these financial statements.

                                    EZJR, Inc.
                           (a Development Stage Company)
                              Statements of Operations
          For the three months ending March 31, 2008 and March 31, 2007
       For the period from December 30, 2005 (Inception) to March 31, 2008
                                   (Unaudited)


Statements of Operations

                          For the          For the
                        Three Months     Three Months December 30, 2005
                           ended            ended       (Inception) to
                     March 31, 2008   March 31, 2007    March 31, 2008
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
                     ===============  ===============  ===============


Weighted average number
 of common shares
 outstanding -
 basic and fully diluted     200,000         200,000
                     ===============  ===============
Net income (loss)
 per common share - basic
 and fully diluted   $        (0.00)  $        (0.00)
                     ===============  ===============





  The accompanying notes are an integral part of these financial statements.

                                    EZJR, Inc.
                           (a Development Stage Company)
                              Statements of Cash Flows
         For the three months ending March 31, 2008 and March 31, 2007
      For the period from December 30, 2005 (Inception) to March 31, 2008
                                   (Unaudited)



Statements of Cash Flows

                          For the          For the
                        Three Months     Three Months December 30, 2005
                           ended            ended       (Inception) to
                     March 31, 2008   March 31, 2007    March 31, 2008
                     ---------------  ---------------  ---------------
Operating activities
Net (loss)           $            -   $            -   $         (200)
                     ---------------  ---------------  ---------------

Financing activities
  Issuances of common stock                                       200
  Contributed capital                                               -
                     ---------------  ---------------  ---------------
Net cash provided by
  financing activities                                            200
                     ---------------  ---------------  ---------------

Net increase
 (decrease) in cash               -                -                -
Cash - beginning                  -                -                -
                     ---------------  ---------------  ---------------
Cash - ending        $            -   $            -   $            -
                     ===============  ===============  ===============

Supplemental disclosures:
  Interest paid      $            -   $            -   $            -
                     ===============  ===============  ===============
  Income taxes paid  $            -   $            -   $            -
                     ===============  ===============  ===============
  Non-cash
    transactions     $            -   $            -   $            -
                     ===============  ===============  ===============


The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                    Notes
                               March 31, 2008

Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2007 and notes thereto included in the Company's 10-KSB annual statement. The
Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2008, the Company has not recognized revenue to date and has accumulated operating losses of approximately $(200) since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                    Notes
                                March 31, 2008


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

ITEM 2.  Management's Discussion and Analysis of Plan of Operation.

General
-------

EZJR, Inc. (the "Company") was incorporated under the laws of the State of Nevada on December 30, 2005, under the name EZJR, Inc. The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. The Company has not been involved in any bankruptcy, receivership or similar proceeding. The Company has not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

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


(a) Results of Operations
-------------------------

As a blank check Company, the Company had no revenues for the three months ending March 31, 2007 and March 31, 2008. The Company does not expect to generate any revenues until it can merge with a company that has revenues. During the three months ending March 31, 2007 and March 31, 2008, the Company was inactive and had no expenses. Management has agreed to pay any corporate expenses personally, without reimbursement from the Company for expenses paid. Since the Company's inception on December 30, 2005 through March 31, 2008, the Company has lost $(200). This amount represents initial organizational costs. The Company does not have any material commitments for capital expenditures.


(b) Plan of Operation
---------------------

The management of EZJR, Inc. is currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. EZJR has been in the developmental stage since inception and has no operations to date. Other than issuing shares to the Registrant's sole stockholder, the Registrant has not commenced any operational activities.

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

Competition
-----------

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

As of March 31, 2008, the Company had no current assets and no current liabilities.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2008, no matters were submitted to the Company's security holders.


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

During the quarter ended March 31, 2008, no Current Reports were filed on Form 8-K.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            EZJR, INC.
                                       ---------------------
                                            Registrant


Date: May 1, 2008                  By: /s/ Edward Zimmerman, Jr.
      -----------                      ---------------------------
                                           Edward Zimmerman, Jr.
                                           Chief Executive Officer
                                           Chief Financial Officer

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By: /s/  Edward Zimmerman, Jr.                        May 1, 2008
-----------------------------------                   -----------
         Edward Zimmerman, Jr.
         Chief Executive Officer