Form 10KSB/A
period 2007-12-31
EZJR Inc
filed 2008-07-22
CIK 1350071

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB/A
                                 AMENDMENT NO. 1

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


Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of July 21, 2008: 200,000 shares common stock

Number of shares of preferred stock outstanding as of July 21, 2008:  None

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-KSB/A for the year ended December 31, 2007 to amend our Form 10-KSB originally filed with the
U. S. Securities and Exchange Commission on April 14, 2008. We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 8A and to correct certifications filed as Exhibits 31.1 and 31.2 which inadvertently omitted the portion of the language in the introduction to the fourth paragraph and in paragraph 4(b) relating to internal control over financial reporting.

Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update in any way disclosures contained in the original Form 10-KSB.



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

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......13
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....14
    Item 7.  Financial Statements..........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................19
    Item 8A. Controls and Procedures.......................................19
    Item 8B. Other Information ............................................20

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................21
    Item 10. Executive Compensation........................................25
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................27
    Item 12. Certain Relationships and Related Transactions................28
    Item 13. Exhibits and Reports on Form 8-K..............................29
    Item 14. Principal Accountant Fees and Services........................30

SIGNATURES   ..............................................................31

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

(ii) Holders
------------

There is one stockholder of record of common stock as of July 21, 2008.

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


ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, our president and chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective such that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and (ii) accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding disclosure. A control system cannot provide absolute assurance, however, that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in internal controls over financial reporting:

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management's Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and


- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.


Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

ITEM 8B. OTHER INFORMATION.

None.

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

Education: Diploma and Certificates for Drafting/Engineering and Aerial Photography as well as graduation from Primary Leadership Development Course by the United States Army. Mr. Zimmerman was President of Edward II, Inc, a blank check company, from March 30, 2004 (inception) to December 27, 2004, when Edward II was purchased by Energenx, Inc. Mr. Zimmerman was also the President of ECZ, Inc, a blank check company, from December 21, 2005 (inception) to June 29, 2006, when ECZ was purchased by Integrated Micrometallurgical Systems, Inc. Mr. Zimmerman is currently officer and director of EZJR, Inc., a Nevada corporation and EZC, Inc., a Nevada Corporation, both companies have no operations nor conducts any business.

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on July 21, 2008.


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


Date:  July 21, 2008              By:  /s/ Edward Zimmerman, Jr.
                                  --------------------------------
                                           Edward Zimmerman, Jr.
                                           President, CEO and CFO
                                           Director and Corporate Secretary