Form 10KSB/A
period 2007-12-31
EZJR Inc
filed 2008-08-05
CIK 1350071

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB/A
                                 AMENDMENT NO. 2

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


Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of July 21, 2008: 200,000 shares common stock

Number of shares of preferred stock outstanding as of July 21, 2008:  None

                                EXPLANATORY NOTE

We are filing this Amendment No. 2 on Form 10-KSB/A for the year ended December 31, 2007 to amend our Form 10-KSB originally filed with the U. S. Securities and Exchange Commission on April 14, 2008. We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 8A and to correct certifications filed as Exhibits 31.1 which inadvertently omitted the portion of the language required in Item 601(b)(31) of Regulation SB relating to internal control over financial reporting.

Unless otherwise expressly stated, this Amendment No. 2 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update in any way disclosures contained in the original Form 10-KSB.



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


ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of those internal controls. As defined by the SEC, internal control over financial reporting is a process designed by our principal executive officer/principal financial officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.


Management's Report On Internal Control Over Financial Reporting
----------------------------------------------------------------

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, management concluded the Company maintained effective internal control over the financial reporting as of December 31, 2007.

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

Changes in internal controls over financial reporting
-----------------------------------------------------

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on August 4, 2008.


                                                      EZJR, Inc.
                                           -----------------------------
                                                    (Registrant)


                                           By:  /s/ T J Jesky
                                           ------------------------------
                                                    T J Jesky
                                                    Chairman of the Board
                                                    President
                                                    Chief Executive Officer
                                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Date:  August 4, 2008             By:  /s/ T J Jesky
                                  --------------------------------
                                           T J Jesky
                                           President, CEO and CFO
                                           Director and Corporate Secretary