Form 10KSB/A
period 2007-12-31
EZJR Inc
filed 2008-08-28
CIK 1350071

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB/A
                                 AMENDMENT NO. 3

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


Transitional Small Business Disclosure Format (Check one):

                                            Yes [ ]     No [X]

Number of shares of common stock outstanding as of July 21, 2008: 200,000 shares common stock

Number of shares of preferred stock outstanding as of July 21, 2008:  None

                                EXPLANATORY NOTE

We are filing this Amendment No. 3 on Form 10-KSB/A for the year ended December 31, 2007 to amend our Form 10-KSB originally filed with the U. S. Securities and Exchange Commission on April 14, 2008. We are filing this amendment for the purpose of providing corrected information concerning our Controls and Procedures under Item 8A which inadvertently omitted the portion of the language required in Item 601(b)(31) of Regulation SB relating to internal control over financial reporting.

Unless otherwise expressly stated, this Amendment No. 3 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update in any way disclosures contained in the original Form 10-KSB.



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

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......13
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....14
    Item 7.  Financial Statements..........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................19
    Item 8A. Controls and Procedures.......................................19
    Item 8B. Other Information ............................................22

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................23
    Item 10. Executive Compensation........................................27
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................29
    Item 12. Certain Relationships and Related Transactions................30
    Item 13. Exhibits and Reports on Form 8-K..............................31
    Item 14. Principal Accountant Fees and Services........................32

SIGNATURES   ..............................................................33

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

As of the end of the period covered by this report, we initially carried out an evaluation, under the supervision and with the participation of our chief executive officer (who is also our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer initially concluded that our disclosure controls and procedures were effective. Subsequently, we determined that we had a material weakness, as described below, in our disclosure controls and procedures. Therefore, in connection with the filing of this amended Annual Report on Form 10-KSB/A, our chief executive officer and chief financial officer re-evaluated the effectiveness of our disclosure controls and procedures and concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

In connection with the preparation and filing of the Form 10-KSB for the fiscal year ended December 31, 2007, we inadvertently failed to disclose the information required by Item 308T of Regulation S-B regarding management's annual report on internal control over financial reporting. Based upon the Company's failure to include the disclosures required by Item 308T, we determined that our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

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

As of December 31, 2007 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2007.

Management believes that the material weaknesses set forth in items (2) and
(3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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


Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us.
And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2008. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2008.

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned and duly authorized on August 27, 2008.


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


Date:  August 27, 2008             By:  /s/ T J Jesky
                                   --------------------------------
                                           T J Jesky
                                           President, CEO and CFO
                                           Director and Corporate Secretary