Form 10-Q
period 2008-09-30
EZJR Inc
filed 2008-11-14
CIK 1350071

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                      ------------------------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                               ------------------

                        Commission file number 0-51861

                                 EZJR, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               ------------------

              Nevada                                          20-0667864
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

              3415 Ocatillo Mesa Way, North Las Vegas, NV  89031
              ---------------------------------------------------
               (Address of principal executive offices)(Zip Code)
         Issuer's telephone number, including area code: (702) 631-4251

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer |_|                Accelerated filer |_|
Non-accelerated filer |_|                  Smaller Reporting Company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of November 14, 2008 the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.

                              Table of Contents
                                 EZJR, Inc.
                              Index to Form 10-Q
           For the Quarterly Period Ended September 30, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

   Balance Sheets as of September 30, 2008 and June 30, 2008              3

   Statements of Income for the three months
     ended September 30, 2008 and 2007                                    4

   Statements of Cash Flows for the three months
    ended September 30, 2008 and 2007                                     5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

Item 4.  Controls and Procedures                                         13

Part II  Other Information

Item 1.  Legal Proceedings                                               15

Item 1A.  Risk Factors                                                   15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     15

Item 3 -- Defaults Upon Senior Securities                                15

Item 4 -- Submission of Matters to a Vote of Security Holders            15

Item 5 -- Other Information                                              15

Item 6.  Exhibits                                                        16

Signatures                                                               17

Part I.  Financial Information

Item 1.  Financial Statements


                                  EZJR, Inc.
                        (A Development Stage Company)
                                Balance Sheets


Balance Sheets

                                             September 30,
                                                 2008         June 30,
                                              (Unaudited)       2008
                                              ----------    -------------
ASSETS

Current assets:
   Cash and equivalents                       $         -   $          -
   Prepaid expenses                                 7,500          7,500
                                              -----------   -------------
     Total current assets                           7,500          7,500
                                              ------------  -------------
TOTAL ASSETS                                  $     7,500   $      7,500
                                              ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                 8,257          8,257
                                              ------------  -------------
     Total liabilities                              8,257          8,257
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     and 10,873,750 issued and outstanding
     as of 9/30/08 and 6/30/08 respectively        10,873         10,873
   Additional paid-in capital                      46,061         46,061
   (Deficit) accumulated during development
    stage                                         (57,691)       (57,691)
                                              ------------  -------------
     Total stockholders' equity                      (757)          (757)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $         -   $          -
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                 EZJR, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)


Statements of Operations
                                                        August 14,
                              For the three months         2006
                               ended September 30,     (inception) to
                              ---------------------     September 30,
                                 2008       2007            2008
                            -----------  -----------   --------------
Revenue                     $         -   $        -  $            -
                            -----------  -----------   --------------

Expenses:

General and administrative
 expenses                            -             -          18,761
Option Contract                      -             -          38,500
Incorporating Expenses               -             -             430
                            -----------  -----------   --------------
   Total expenses                    -             -          57,691
                            -----------  -----------   --------------

Net loss before income
 taxes                               -             -         (57,691)

Income tax expense                   -             -               -
                            -----------  ------------  --------------

Net income (loss)           $        -   $         -   $     (57,691)
                            ===========  ============  ==============

Net income (loss) per common
 share                      $     0.00   $    0.00
                            ===========  ==========

Weighted average number of
 common shares outstanding  10,873,750   10,873,750
                            ===========  ==========


  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)


Statements of Cash Flows

                                                                 August 14,
                                      For the three months          2006
                                       ended September 30,     (inception) to
                                     ------------------------   September 30,
                                         2008        2007            2008
                                     -----------  -----------  --------------
Operating activities:
Net (loss)                           $        -   $        -   $     (57,691)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
   Increase in prepaid expenses               -           -           (7,500)
   Increase in accounts payable               -           -            8,257
                                     -----------  -----------  --------------
Net cash provided by operating
  activities                                  -           -          (56,934)


Financing activities:
Contributed capital                           -            -          56,934
                                     -----------  -----------  --------------
Net cash provided by financing
  activities                                  -            -          56,934

Net increase (decrease) in cash               -            -               -
Cash - beginning                              -            -               -
                                     -----------  -----------  --------------
Cash - ending                        $        -   $        -   $           -
                                     ===========  ===========  ==============

Supplemental disclosures:
   Interest paid                     $        -   $        -   $           -
                                     ===========  ===========  ==============
   Income taxes paid                 $        -   $        -   $           -
                                     ===========  ===========  ==============
   Non-cash transactions             $        -   $        -   $           -
                                     ===========  ===========  ==============

  The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                    Notes
                              September 30, 2008

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended June 30, 2008 and notes thereto included in the Company's 10-K annual statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2008, the Company has not recognized revenue to date and has accumulated operating losses of approximately $57,691 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                    Notes
                              September 30, 2008


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The Company may from time to time make written or oral "forward-looking statements" including statements contained in this report and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements include statements of the Company's plans, objectives, expectations, estimates and intentions, which are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, in addition to others not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: the strength of the domestic and local economies in which the Company conducts operations, the impact of current uncertainties in global economic conditions and the ongoing financial crisis affecting the domestic and foreign banking system and financial markets, including the impact on the Company's suppliers and customers, changes in client needs and consumer spending habits, the impact of competition and technological change on the Company, the Company's ability to manage its growth effectively, including its ability to successfully integrate any business which it might acquire, and currency fluctuations. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise, except as required by law.

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Results of Operations
---------------------

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


Results of Operations for the year ended September 30, 2008
-----------------------------------------------------------

We earned no revenues since our inception on August 14, 2006 through September 30, 2008. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any medical device products.

For the period inception through September 30, 2008, we generated no income. Since our inception on August 14, 2006 we experienced a net loss of $(57,691). Our loss was attributed to organizational expenses and entering into a exclusive option agreement for a medical device. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through September 30, 2008. We do not anticipate generating any revenues for at least 28 months.


Going Concern
-------------

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.


Summary of any product research and development that we will perform for the term of our plan of operation.
-----------------------------------------------------------------------------

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

Expected purchase or sale of plant and significant equipment.
-------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.


Significant changes in the number of employees.
-----------------------------------------------
As of September 30, 2008, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of June 30, 2008 reflects $0 assets and $8,257 liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our product to market, complete additional financial service company acquisitions and generate substantial revenues, which may take the next few years to fully realize.
In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought.
No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Our sole officer/director has agreed to donate funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended September 30, 2008. The Company has no employment agreements in place with its officers.

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

New Accounting Standards
------------------------

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The adoption of SFAS 159 has not had a material impact on our financial position, results of operation or cash flows.

As of January 1, 2008 we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value and provides guidance for measuring and disclosing fair value. The adoption of SFAS 157 has not had a material impact on our financial position, results of operation or cash flows.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures

(a)  Evaluation of Internal Controls and Procedures

EZJR is committed to maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) of the Exchange Act, EZJR has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of the financial statements in accordance with U. S. generally accepted accounting principles.

The evaluation examined those disclosure controls and procedures as of September 30, 2008, the end of the period covered by this report Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2008.

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

Additional procedures were performed in order for management to conclude with reasonable assurance that the Company's financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

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

(b)  Management's Remediation Initiatives
-----------------------------------------

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

(c)  Changes in internal controls over financial reporting
----------------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual
Report on Form 10-K for the fiscal year ended June 30, 2008 and the discussion in Item 1, above, under "Financial Condition - Liquidity and Capital resources.


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

EZJR, Inc. was a wholly-owned subsidiary of Eaton Laboratories. The shares of the Company were issued to each of Eaton's shareholders as a spin-off dividend of Eaton Laboratories, Inc as of November 1, 2006 (the "Record Date").. The stock dividend was based on 10,873,750 shares of Eaton common stock that were issued and outstanding as of the record date. There have been no other issuances of stock.


Item 3 -- Defaults Upon Senior Securities

None.


Item 4 -- Submission of Matters to a Vote of Security Holders

None.


Item 5 -- Other Information

None.

Item 6 -- Exhibits


                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
2.1        Acquisition and Plan of              8-K              2.1   7/28/08
           Merger between EZJR, Inc.
           and IVPSA Corporation
           dated July 25, 2008.
------------------------------------------------------------------------------
3.1        Articles of Incorporation,          10-K    6/30/08   3.1   9/25/08
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                              10-K    6/30/08   3.2   9/25/08
           as currently in effect
------------------------------------------------------------------------------
3.3        Articles of Merger                  10-K    6/30/08   3.3   9/25/08
           between EZJR, Inc. and
           IVPSA Corporation
------------------------------------------------------------------------------
10.1       Exclusive Option Agreement           8-K             10.1   7/28/08
           between IVPSA Corporation
           and the Cleveland Clinic,
           dated March 15, 2007
------------------------------------------------------------------------------
10.2       Extension of Exclusive               8-K             10.2   7/28/08
           Option Agreement between
           IVPSA Corporation and
           the Cleveland Clinic,
           dated April 14, 2008.
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         EZJR, Inc.
                                         -----------
                                         Registrant

Date:  November 6, 2008               By: /s/ T J Jesky
       ----------------               -----------------
                                              T J Jesky
                                              President