Form 10-Q
period 2008-12-31
EZJR Inc
filed 2009-02-11
CIK 1350071

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

                For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of January 26, 2009 the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.

                              Table of Contents
                                 EZJR, Inc.
                              Index to Form 10-Q
           For the Quarterly Period Ended December 31, 2008


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of December 31, 2008 and June 30, 2008                  3

   Statements of Income for the six months
     ended December 31, 2008 and 2007                                     4

   Statements of Cash Flows for the six months
    ended December 31, 2008 and 2007                                      5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      12

Item 4.  Controls and Procedures                                         13

Part II  Other Information

Item 1.  Legal Proceedings                                               15

Item 1A. Risk Factors                                                    15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     15

Item 3.  Defaults Upon Senior Securities                                 15

Item 4.  Submission of Matters to a Vote of Security Holders             15

Item 5.  Other Information                                               15

Item 6.  Exhibits                                                        16

Signatures                                                               17


Part I.  Financial Information

Item 1.  Financial Statements

                                  EZJR, Inc.
                        (A Development Stage Company)
                                Balance Sheets


Balance Sheets

                                              December 31,
                                                 2008         June 30,
                                              (Unaudited)       2008
                                              ----------    -------------
ASSETS

Current assets:
   Cash and equivalents                       $         -   $          -
   Prepaid expenses                                     -          7,500
                                              -----------   -------------
     Total current assets                               -          7,500
                                              ------------  -------------
TOTAL ASSETS                                  $         -   $      7,500
                                              ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                 1,800          8,257
                                              ------------  -------------
     Total liabilities                              1,800          8,257
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     and 10,873,750 issued and outstanding
     as of 12/31/08 and 6/30/08 respectively       10,873         10,873
   Additional paid-in capital                      54,598         46,061
   (Deficit) accumulated during development
    stage                                         (67,271)       (57,691)
                                              ------------  -------------
     Total stockholders' equity                    (1,800)         (757)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $         -   $      7,500
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                 EZJR, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)


Statements of Operations

                                                                   August 14,
                       For the                   For the              2006
                  Three Months Ended         Six Months Ended      (Inception)
               ------------------------  ------------------------      to
               December 31, December 31, December 31, December 31, December 31,
                  2008         2007         2008         2007         2008
               -----------  -----------  -----------  -----------  ------------
Revenue        $        -   $        -   $        -   $        -   $         -
               -----------  -----------  -----------  -----------  ------------

Expenses:

General and
 administrative
 expenses           9,580            -        9,580            -        28,341
Option Contract         -            -            -            -        38,500
Incorporating
 Expenses               -            -            -            -           430
               -----------  -----------  -----------  -----------  ------------
   Total
   expenses         9,580            -        9,580            -        67,271
               -----------  -----------  -----------  -----------  ------------

Net loss
 before income
 taxes             (9,580)           -       (9,580)           -       (67,271)

Income tax
 expense                -            -            -            -             -
               -----------  -----------  -----------  -----------  ------------

Net (loss)     $   (9,580)  $        -   $   (9,580)  $        -   $   (67,271)
               ===========  ===========  ===========  ===========  ============

Net income
 (loss) per
 common share  $    (0.00)  $     0.00   $    (0.00)  $     0.00
               ===========  ===========  ===========  ===========

Weighted average
 number of
 common shares
 outstanding   10,873,750   10,873,750   10,873,750   10,873,750
               ===========  ===========  ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)

Statements of Cash Flows
                                               For the
                                              Six Months
                                                 ended       August 14, 2006
                                           -----------------  (Inception) to
                                           Dec. 31, Dec. 31,   December 31,
                                             2008     2007         2008
                                           -------- -------- ----------------
Operating activities:
Net (loss)                                 $(9,580) $     -  $       (67,271)
Adjustments to reconcile net loss to
 net cash provided (used) by operating
 activities:
   (Decrease) in prepaid expenses            7,500                         -
   Increase (decrease) in accounts payable  (6,457)       -            1,800
                                           -------- -------- ----------------
Net cash provided by operating
  activities                                (8,537)       -          (65,471)
                                           -------- -------- ----------------

Financing activities:
Contributed capital                          8,537        -           65,471
                                           -------- -------- ----------------
Net cash provided by financing
  activities                                 8,537        -           65,471
                                           -------- -------- ----------------

Net increase (decrease)
  in cash                                        -        -                -
Cash - beginning                                 -        -                -
                                           -------- -------- ----------------
Cash - ending                              $     -  $     -  $             -
                                           ======== ======== ================

Supplemental disclosures:
   Interest paid                           $     -  $     -  $             -
                                           ======== ======== ================
   Income taxes paid                       $     -  $     -  $             -
                                           ======== ======== ================
   Non-cash transactions                   $     -  $     -  $             -
                                           ======== ======== ================

  The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                    Notes
                              December 31, 2008

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


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2008, the Company has not recognized revenue to date and has accumulated operating losses of approximately $67,271 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                    Notes
                              December 31, 2008


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

On July 25, 2008, EZJR, Inc. and IVPSA Corporation ("IVP"), a Nevada corporation entered into to an Acquisition Agreement and Plan of Merger (the "Merger Agreement") whereby IVP acquired all the outstanding shares of common stock of EZJR from its sole stockholder in an exchange for $4,000 cash in a transaction where IVP is the successor corporation. The original founder's shares for EZJR were cancelled upon the consummation of the Merger, and the corporate name remained EZJR, Inc. following the Merger.

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


Results of Operations for the year ended December 31, 2008
----------------------------------------------------------

We earned no revenues since our inception on August 14, 2006 through December 31, 2008. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any medical device products.

For the period inception through December 31, 2008, we generated no income. Since our inception on August 14, 2006 we experienced a net loss of $(67,271). Our loss was attributed to organizational expenses, entering into a exclusive option agreement for a medical device and development costs to build a medical device. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission, and with added medical device development costs.

For the six months ending December 31, 2008, we experienced a net loss of $(9,580) as compared to no loss (no expenses) for the same period last year. The net loss for the six ending August 31, 2008 was contributed to general and administrative expense of $9,580. Most of the actual general and administrative expenses, since our inception, represented legal and audit fees. We have no cash at hand as of December 31, 2008. In our June 30, 2008 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through December 31, 2008. We do not anticipate generating any revenues for at least 25 months.


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


Significant changes in the number of employees.
-----------------------------------------------

As of December 31, 2008, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of December 31, 2008 reflects no current assets and $1,800 in current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Our sole officer/director has agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds donated.

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended December 31, 2008. The Company has no employment agreements in place with its officers.

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

The evaluation examined those disclosure controls and procedures as of December 31, 2008, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public
Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

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

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

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


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

EZJR, Inc. was a wholly-owned subsidiary of Eaton Laboratories. The shares of the Company were issued to each of Eaton's shareholders as a spin-off dividend of Eaton Laboratories, Inc as of November 1, 2006 (the "Record Date"). The stock dividend was based on 10,873,750 shares of Eaton common stock that were issued and outstanding as of the record date. There have been no other issuances of stock.


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


                                         EZJR, Inc.
                                         -----------
                                         Registrant

Date:  February 2, 2009               By: /s/ T J Jesky
       ----------------               -----------------
                                              T J Jesky
                                              President