Form 10-Q
period 2009-03-31
EZJR Inc
filed 2009-05-15
CIK 1350071

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

                For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).     Yes |_| No |X|

As of May 14, 2009 the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.

                              Table of Contents
                                 EZJR, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended March 31, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of March 31, 2009 and June 30, 2008                     3

   Statements of Income for the three months and nine months
     ended March 31, 2009 and 2008                                        4

   Statements of Cash Flows for the nine months
    ended March 31, 2009 and 2008                                         5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                              8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13

Item 4.  Controls and Procedures                                         14

Part II  Other Information

Item 1.  Legal Proceedings                                               16

Item 1A. Risk Factors                                                    16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     16

Item 3.  Defaults Upon Senior Securities                                 16

Item 4.  Submission of Matters to a Vote of Security Holders             16

Item 5.  Other Information                                               16

Item 6.  Exhibits                                                        17

Signatures                                                               18


Part I.  Financial Information

Item 1.  Financial Statements

                                  EZJR, Inc.
                        (A Development Stage Company)
                                Balance Sheets

                                               March 31,
                                                 2009         June 30,
                                              (Unaudited)       2008
                                              ----------    -------------
ASSETS

Current assets:
   Cash and equivalents                       $         -   $          -
   Prepaid expenses                                 5,500          7,500
                                              -----------   -------------
     Total current assets                           5,500          7,500
                                              ------------  -------------
TOTAL ASSETS                                  $     5,500   $      7,500
                                              ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                     -          8,257
                                              ------------  -------------
     Total liabilities                                  -          8,257
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     and 10,873,750 issued and outstanding
     as of 3/31/09 and 6/30/08 respectively        10,873         10,873
   Additional paid-in capital                      67,028         46,061
   (Deficit) accumulated during development
    stage                                         (72,401)       (57,691)
                                              ------------  -------------
     Total stockholders' equity                     5,500           (757)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     5,500   $      7,500
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                 EZJR, Inc.
                       (A Development Stage Company)
                          Statements of Operations
                                (Unaudited)


                                                                   August 14,
                       For the                   For the              2006
                  Three Months Ended        Nine Months Ended      (Inception)
               ------------------------  ------------------------      to
                March 31,    March 31,    March 31,    March 31,    March 31,
                  2009         2008         2009         2008         2009
               -----------  -----------  -----------  -----------  ------------
Revenue        $        -   $        -   $        -   $        -   $         -
               -----------  -----------  -----------  -----------  ------------

Expenses:

General and
 administrative
 expenses           5,130            -       14,710            -        33,471
Option Contract         -            -            -            -        38,500
Incorporating
 Expenses               -            -            -            -           430
               -----------  -----------  -----------  -----------  ------------
   Total
   expenses         5,130            -       14,710            -        72,401
               -----------  -----------  -----------  -----------  ------------

Net loss
 before income
 taxes             (5,130)           -      (14,710)           -       (72,401)

Income tax
 expense                -            -            -            -             -
               -----------  -----------  -----------  -----------  ------------

Net (loss)     $   (5,130)  $        -   $  (14,710)  $        -   $   (72,401)
               ===========  ===========  ===========  ===========  ============

Net income
 (loss) per
 common share  $    (0.00)  $     0.00   $    (0.00)  $     0.00
               ===========  ===========  ===========  ===========

Weighted average
 number of
 common shares
 outstanding   10,873,750      200,000   10,873,750      200,000
               ===========  ===========  ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows
                               (Unaudited)

                                               For the
                                              Nine Months
                                                 ended       August 14, 2006
                                          ------------------  (Inception) to
                                           Mar. 31, Mar. 31,     March 31,
                                             2009     2008         2009
                                          --------- -------- ----------------
Operating activities:
Net (loss)                                $(14,710) $     -  $       (72,401)
Adjustments to reconcile net loss to
 net cash provided (used) by operating
 activities:
   (Decrease) in prepaid expenses            2,000                    (5,500)
   Increase (decrease) in accounts payable  (8,257)       -                -
                                          --------- -------- ----------------
Net cash provided by operating
  activities                               (20,967)       -          (77,901)
                                          --------- -------- ----------------

Financing activities:
Common Stock                                     -        -           10,873
Contributed capital                         20,967        -           67,028
                                          --------- -------- ----------------
Net cash provided by financing
  activities                                20,967        -           77,901
                                          --------- -------- ----------------

Net increase (decrease)
  in cash                                        -        -                -
Cash - beginning                                 -        -                -
                                          --------- -------- ----------------
Cash - ending                             $      -  $     -  $             -
                                          ========= ======== ================

Supplemental disclosures:
   Interest paid                          $      -  $     -  $             -
                                          ========= ======== ================
   Income taxes paid                      $      -  $     -  $             -
                                          ========= ======== ================
   Non-cash transactions                  $      -  $     -  $             -
                                          ========= ======== ================

  The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                    Notes
                               March 31, 2009

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


Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2009, the Company has not recognized revenue to date and has accumulated operating losses of approximately $72,401 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                    Notes
                               March 31, 2009


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


Results of Operations for the year ended March 31, 2009
-------------------------------------------------------

We earned no revenues since our inception on August 14, 2006 through March 31, 2009. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any medical device products.

For the period inception through March 31, 2009, we generated no income.
Since our inception on August 14, 2006 we experienced a net loss of $(67,271). Our loss was attributed to organizational expenses, entering into a exclusive option agreement for a medical device and development costs to build a medical device. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission, and with added medical device development costs.

For the three months ending March 31, 2009, we experienced a net loss of $(5,130) as compared to no loss (no expenses) for the same period last year. For the nine months ending March 31, 2009, we experienced a net loss of $(14,710) as compared to no loss (no expenses) for the same period last year. The net loss for the nine months ending August 31, 2008 was contributed to general and administrative expense of $14,710. Most of the actual general and administrative expenses, since our inception, represented legal and audit fees. We have no cash at hand as of March 31, 2009. In our June 30, 2008 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through March 31, 2009. We do not anticipate generating any revenues for at least 24 months.


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


Significant changes in the number of employees.
-----------------------------------------------

As of March 31, 2009, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of March 31, 2009 reflects no current assets and no current liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended March 31, 2009. The Company has no employment agreements in place with its officers.

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

The evaluation examined those disclosure controls and procedures as of March 31, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and the discussion in Item 1, above, under " Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

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


                                         EZJR, Inc.
                                         -----------
                                         Registrant

Date:  May 14, 2009                   By: /s/ T J Jesky
       ------------                   -----------------
                                              T J Jesky
                                              President