Form 10-K
period 2009-06-30
EZJR Inc
filed 2009-10-13
CIK 1350071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2009

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

As of October 12, 2009, there were 10,873,750 shares of the issuers Common Stock outstanding.

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

In this form 10-K references to "EZJR", "the Company", "we," "us," and "our" refer to EZJR, Inc.

                              AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at EZJR, Inc., 3415 Ocatillo Mesa Way, North Las Vegas,
NV  89031.

                                     PART I

ITEM 1.  BUSINESS

History and Organization
------------------------

EZJR, Inc., was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 30, 2005.

On July 25, 2008, EZJR, Inc. and IVPSA Corporation, ("IVP") a Nevada corporation entered into an Acquisition Agreement and Plan of Merger
(the "Merger Agreement") whereby IVP acquired all the outstanding shares of common stock of EZJR from its sole stockholder in an exchange for $4,000 cash in a transaction where IVP is the successor corporation.

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

Our Business
------------

EZJR, Inc. is a development stage medical device company which plans to produce medical devices, utilizing the services contract manufacturing facilities. EZJR does not have the resources to conduct any required clinical trails to obtain FDA approval. Therefore, EZJR plans to outsource this task to third parties who have the facilities to conduct any required clinical trials. EZJR also plans to subcontract the manufacturing and production process of any future medical device to a FDA approved contract manufacturing facility which can produce sterile medical devices under Good Manufacturing Practices. The company plans to distribute its product(s) into the marketplace through medical supply wholesalers, hospitals and health maintenance organizations.

Exclusive Option Agreement
--------------------------

EZJR entered into an "Exclusive Option Agreement" with the Cleveland Clinic, Cleveland, Ohio, on March 15, 2007 to investigate and conduct due diligence with respect to the commercial viability of the licensable technology prior to executing a formal License Agreement. The technology consists of a central line catheter with the ability to access the jugular bulb. The jugular bulb is part of the internal jugular vein that collects the blood from the brain, from the superficial parts of the face, and from the neck. This catheter was invented by a physician at the Cleveland Clinic. The Company paid the Cleveland Clinic, a nonrefundable fee of $46,000 for this exclusive option agreement. The agreement terminated in March, 2009. EZJR has not renewed this option agreement or entered into any licensing agreement with the Cleveland Clinic. EZJR has been unable to find a contract manufacturer who can handle the technical design of this proposed catheter.


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

A potential benefit that might be achieved after the development of this catheter will provide anesthesiologists a method for double catheterization (inserting both caudad and cephalad catheters) all within one catheter. In other words, this design provides for one catheter to monitor a patient's vital signs, as compared to using two catheters for the same meansurements.

This proposed catheter will give access to the blood exiting the brain, which can help the anesthesiologist monitor brain metabolism and its byproducts. Such information is important to neuro-critical care units and intracranial vascular surgical procedures. This method has also been suggested for monitoring the brain in cardiac surgical procedures.

Prototype Development
---------------------

EZJR has yet to find a contract manufacturer who can build a working prototype of this catheter. In order to continue with this project, EZJR needs a working prototype that can be readily duplicated by a contract manufacturer at a reasonable price. In November, 2007, EZJR signed a purchase order with Interplex Medical LLC of Midford, OH, to help the Company develop this working prototype. The terms of the purchase order require that EZJR pays up to $25,000 for the development of a prototype catheter. Their engineers were unable to successfully build this prototype. If a working prototype cannot be built, there would be no reason to proceed in attempting to bring this medical device to the market.

The difficulty in building a double catheterization prototype of this catheter rests in its design. It is a catheter within a catheter. The catheter inside the larger catheter must make a 180 degree turn without crimping its opening to server its purpose. In other words, blood must be able to pass within the inner catheter without any blockage, after the inner catheter has made a 180 turn. We have been unable to produce a working catheter which successfully meets these design specifications.


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

The Company has been seeking funding from a number of sources, but has yet to secure any funding, especially during this current economic downturn. Management continues to seek different funding sources in order to initiate its business plan. The downturn in the economy has limited our sources of financing. Management continues to seek financing with no success. If the Company is unable to obtain capital to finance its plan of operations or identify alternative capital, it may need to curtail, limit or cease our existing operations.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization of expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Competition
-----------

The medical device industry is highly competitive. Factors contributing to the industry's increasingly competitive market include regulatory changes, product substitution, technological advances, and the entrance of new competitors.

Most all of EZJR's competitors have significantly greater financial, marketing, other resources, and larger customer bases than EZJR has and are more financially leveraged. As a result, these competitors may be able to adapt changes in customer requirements more quickly; introduce new and more innovative products more quickly; better adapt to downturns in the economy or other decreases in sales; better withstand pressure for cancelled services, take advantage of acquisition and other opportunities more readily; devote greater resources to the marketing and sale of their products; and adapt more aggressive pricing policies. All of which may contribute to intensifying competition and may affect EZJR's future revenue growth.


Patent, Trademark, License and Franchise Restrictions and Contractual Obligations and Concessions
---------------------------------------------------------------------

We currently have no pending or provisional patents or trademark applications.


Research and Development Activities and Costs
---------------------------------------------

The majority of EZJR expenses involved the costs related to the research and development of the central line catheter. These costs included entering into two option contracts ($46,000), with the Cleveland Clinic, and paying for catheter development costs (approximately $17,000).


Compliance With Environmental Laws
----------------------------------

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

Employees
---------

We have no employees at the present time. Our sole officer and director is responsible for all planning, developing and operational duties and will continue to do so throughout the early stages of our growth.

He devotes 5-10 hours per week of his time to EZJR's business. All functions including development, strategy, negotiations and clerical work is being provided by the sole officer/director on a voluntary basis, without compensation.

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

As discussed in the Notes to the Financial Statements included in this Current Report, at June 30, 2009, EZJR had a working capital deficit of $(480). EZJR had a net loss of approximately $(78,381) from its inception to June 30, 2009.

These factors raise substantial doubt that EZJR will be able to continue operations as a going concern, and EZJR's independent auditors included an explanatory paragraph regarding this uncertainty in their report on the financial statements for the period from inception to June 30, 2009. EZJR's ability to continue as a going concern is dependent upon generating cash flow sufficient to fund operations and reducing operating expenses. EZJR's business plan may not be successful in addressing these issues. If EZJR cannot continue as a going concern, its stockholders may lose their entire investment in EZJR.

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

As of June 30, 2009, EZJR had no working cash nor equivalents. EZJR needs at least five hundred dollars ($500,000) in order to obtain FDA (Food and Drug Administration) approval to market its potential medical device. EZJR determined that $500,000 is needed for: 1) engineering design and specifications of the medical device; 2) production of the medical device; 3) FDA application process; 4) conducting the necessary FDA studies; and 5) producing a working inventory of the medical device.

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

8. EZJR MAY NOT BE ABLE TO COMPETE WITH LARGER MEDICAL DEVICE COMPANIES, THE MAJORITY OF WHOM HAVE GREATER RESOURCES AND EXPERIENCE THAN EZJR DOES.

The Company has no way of knowing that other companies may be working on bringing the same medical device into the market. In order to obtain FDA approval to market a medical device, it can take from twelve (12) to eighteen (18) months to obtain approval from the FDA. And, there is no way to know if someone else has submitted similar paperwork beforehand. Therefore, there is always a possibility that similar medical device may enter the market before EZJR's licensed product.

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

15. EZJR HAS NO COMMERCIAL PRODUCTION CAPABILITY AND EZJR MAY ENCOUNTER PRODUCTION PROBLEMS OR DELAYS, WHICH COULD RESULT IN LOWER REVENUES.

To date, EZJR has not produced any products. To achieve anticipated customer demand levels EZJR will need to find suppliers who can contract manufacturer the products for the Company and provide the Company with adequate levels of inventory. EZJR's contract manufacturers may not be able to maintain acceptable quality standards. If EZJR cannot achieve the required level and quality of production, the Company may need to outsource production or rely on licensing and other arrangements with third parties. EZJR may not be able to successfully outsource its production or enter into licensing or other arrangements under acceptable terms with these third parties, which could adversely affect its business. EZJR's inability to identify potential manufacturers, or to enter into or maintain agreements with them on acceptable terms, could delay or prevent the commercialization of its products, which would adversely affect its ability to generate revenues and could prevent the Company from achieving or maintaining profitability. In addition reliance on third-party manufacturers could reduce EZJR's gross margins and expose the Company to the risks inherent in relying on others. EZJR may also encounter problems with production yields, shortages of qualified personnel, production costs, and the development of advanced manufacturing techniques and process controls.

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


                     RISKS RELATING TO EZJR'S COMMON SHARES
                     -------------------------------------

19. EZJR MAY, IN THE FUTURE, ISSUE ADDITIONAL COMMON SHARES, WHICH WOULD REDUCE SELLING SHAREHOLDERS' PERCENT OF OWNERSHIP AND MAY DILUTE EZJR'S SHARE VALUE.

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

20. EZJR'S COMMON SHARES ARE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN EZJR'S SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN EZJR'S STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN EZJR'S STOCK.

The U. S. Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.

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


21. ALTHOUGH OUR STOCK IS LISTED ON THE OTC-BB, A TRADING MARKET HAS NOT DEVELOP, PURCHASERS OF OUR SECURITIES MAY HAVE DIFFICULTY SELLING THEIR SHARES.

There is currently no active trading market in our securities and there are no assurances that a market may develop or, if developed, may not be sustained.
If no market is ever developed for our common stock, it will be difficult for you to sell any shares in our Company. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.


22. BECAUSE EZJR DOES NOT INTEND TO PAY ANY CASH DIVIDENDS ON ITS COMMON STOCK, THE COMPANY'S STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM.

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

23. EZJR MAY ISSUE SHARES OF PREFERRED STOCK IN THE FUTURE THAT MAY ADVERSELY IMPACT SHAREHOLDER RIGHTS AS HOLDERS OF THE COMPANY'S COMMON STOCK.

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


Item 1B. Unresolved Staff Comments.

The Company has one outstanding unresolved Staff comment concerning its Form 10-K for fiscal year ended June 30, 2008. In order to satisfactorily address the Staff's comment, the Company plans to file a Registration Statement on Form 10 following the submission of it annual report on Form 10-K for the fiscal year ending June 30, 2009.

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



Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual shareholder's meeting on August 11, 2009. The shareholders re-elected the current director of the Company. At the annual meeting, Board of Directors informed the shareholders that their independent auditor would no longer be able to perform financial audits for the Company. Based on the Board's recommendation, 68.9% of the Company's total issued and outstanding shares approved Seale and Beers, CPAs as the Company's new auditor, effective August 11, 2009. No other matters were conducted at the annual meeting.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Your Event, Inc. Common Stock, $0.001 par value, is traded on the OTC-Bulletin Board under the symbol: EZJR. The stock was cleared for trading on the OTC-Bulletin Board on June 22, 2009.

Since the Company has been cleared for trading, through October 6, 2009, there have been no trades of the Company's stock. There are no assurances that a market will ever develop for the Company's stock.

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

(e)  Recent Sales of Unregistered Securities

The Company did not issue any shares during the fiscal years ended June 30, 2009 or June 30, 2008.

(f)  Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended June 30, 2009 or June 30, 2008.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations
------------------------------

EZJR, Inc., was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on December 30, 2005.

EZJR, Inc. is a development stage medical device company which plans to produce medical devices, utilizing the services contract manufacturing facilities. EZJR does not have the resources to conduct any required clinical trials to obtain FDA approval. Therefore, EZJR plans to outsource this task to third parties who have the facilities to conduct any required clinical trials. EZJR also plans to subcontract the manufacturing and production process of any future medical device to a FDA approved contract manufacturing facility which can produce sterile medical devices under Good Manufacturing Practices. The company plans to distribute its product(s) into the marketplace through medical supply wholesalers, hospitals and health maintenance organizations.

Results of Operations for the year ended June 30, 2009
------------------------------------------------------

We earned no revenues since our inception through June 30, 2009. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any medical device products.

For the period inception through June 30, 2009, we generated no income.
Since our inception on August 14, 2006 we experienced a net loss of $(78,381). Our loss was attributed to organizational expenses and entering into a exclusive option agreement for a medical device. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

For the fiscal year ending June 30, 2009, we experienced a net loss of $(13,190) as compared to a net loss of $(28,761) for the same period last year. The net loss for the year ending June 30, 2009 was contributed to professional fees of $7,410, research and development fees of $280 and auditing fees of $5,500. Our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.


Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through June 30, 2009. We do not anticipate generating any revenues for at least 28 months.


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

Summary of any product research and development that we will perform for the term of our plan of operation.
----------------------------------------------------------------------------

Our progress in product research and development is contingent upon developing a central line catheter prototype. This needs to be a working prototype that can be readily duplicated by a contract manufacturer at a reasonable price. In November, 2007, EZJR signed a purchase order with Interplex Medical LLC of Midford, OH, to help the Company develop this working prototype. The terms of the purchase order require that EZJR pay up to $25,000 for the development of a prototype catheter. Their engineers attempted to build this prototype without success. They worked closely with the physician inventor from the Cleveland Clinic. The major hurdle in this evaluation is whether or not a working prototype can be built and can easily be replicated with a contract manufacturer. If a working prototype cannot be built, there would be no reason to proceed in attempting to bring this medical device to the market.

Expected purchase or sale of plant and significant equipment
------------------------------------------------------------

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees
----------------------------------------------

As of June 30, 2009, we did not have any employees. We are dependent upon our sole officer and a director for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of June 30, 2009 reflects $3,500 in assets and $3,980 in liabilities. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. Our sole officer/director has agreed to contribute funds to the operations of the Company, in order to keep it fully reporting for the next twelve (12) months, without seeking reimbursement for funds contributed.

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

As a result of the Company's current limited available cash, no officer or director received cash compensation during the year ended June 30, 2009. The Company has no employment agreements in place with its officers.

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

New Accounting Standards
------------------------

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative
U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

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

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
--------------------------------
www.sealebeers.com

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------

To the Board of Directors
EZJR, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of EZJR, Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and for the period from inception on August 14, 2006 through June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EZJR, Inc. (A Development Stage Company) as of June 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and for the period from inception on August 14, 2006 through June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $78,381, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs
-------------------------
    Seale and Beers, CPAs
    Las Vegas, Nevada
    October 10, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7492 Fax (702) 253-7501

                                  EZJR, Inc.
                        (A Development Stage Company)
                                Balance Sheets

                                               June 30,       June 30,
                                                 2009           2008
                                              -----------   -------------
ASSETS

Current assets:
   Funds in escrow                            $         -   $      7,500
   Prepaid expenses                           $     3,500   $          -
                                              -----------   -------------
     Total current assets                           3,500          7,500
                                              ------------  -------------
TOTAL ASSETS                                  $     3,500   $      7,500
                                              ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                           $     1,480   $     15,757
   Accrued expense                                  2,500              -
                                              ------------  -------------
     Total liabilities                              3,980         15,757
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     and 10,873,750 issued and outstanding
     as of 6/30/09 and 6/30/08 respectively        10,873         10,873
   Additional paid-in capital                      67,028         46,061
   (Deficit) accumulated during development
    stage                                         (78,381)       (65,191)
                                              ------------  -------------
     Total stockholders' equity                      (480)        (8,257)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     3,500   $      7,500
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                        (A Development Stage Company)
                          Statements of Operations


                                                        August 14,
                                  For the years            2006
                                 ended June 30,       (inception) to
                            ------------------------      June 30,
                                2009         2008           2009
                            -----------  -----------   --------------
REVENUE                     $         -  $        -    $           -
                            -----------  -----------   --------------

EXPENSES:
  Audit fees                     5,500        1,500            7,000
  Incorporating fees                 -            -              430
  Option contract                    -       10,000           46,000
  Professional fees              7,410          504            7,914
  Research & Development           280       16,757           17,037
                            -----------  -----------   --------------
   Total expenses               13,190       28,761           78,381
                            -----------  -----------   --------------

Net (loss) before income
 taxes                         (13,190)     (28,761)         (78,381)

Income tax expense                   -             -               -
                            -----------  -----------   --------------

NET (LOSS)                  $  (13,190)  $  (28,761)   $     (78,381)
                            ===========  ===========   ==============

NET (LOSS) PER COMMON
 SHARE                      $    (0.00)  $    (0.00)
                            ===========  ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING  10,873,750   10,873,750
                            ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                                 EZJR, Inc.
                       (A Development Stage Company)
                    Statements of Stockholders' Deficit


                                                    (Deficit)
           Preferred                                Accumulated
             Stock        Common Stock   Additional  During
         ------------- ------------------ Paid-in   Development
         Shares Amount   Shares   Amount  Capital    Stage         Total
         ------ ------ ---------- ------- -------- ---------- --------------
August 14,
2006
Contributed
capital                                    36,430                    36,430

August 14,
2006
stock issued
as a dividend
from Eaton
Laboratories
at $0.001
per share              10,873,750  10,873 (10,873)                        -

Net (loss)
for the
year ended
June 30,
2007                                                 (36,430)       (36,430)
         ------ ------ ---------- ------- -------- ---------- --------------

Balance,
June 30,
2007          -      - 10,873,750  10,873   25,557   (36,430)             -

February 2008
Contributed
capital                                      2,500                    2,500

April 2008
Contributed
capital                                     10,000                   10,000

June 2008
Contributed
capital                                      8,004                    8,004



                                 EZJR, Inc.
                       (A Development Stage Company)
               Statements of Stockholders' Deficit (Continued)


                                                    (Deficit)
           Preferred                                Accumulated
             Stock        Common Stock   Additional  During
         ------------- ------------------ Paid-in   Development
         Shares Amount   Shares   Amount  Capital    Stage         Total
         ------ ------ ---------- ------- -------- ---------- --------------
Net (loss)
for the
year ended
June 30,
2008                                                 (28,761)       (28,761)
         ------ ------ ---------- ------- -------- ---------- --------------

Balance,
June 30,
2008          -     -  10,873,750  10,873  46,061    (65,191)        (8,257)

September
2008
Contributed
capital                                      1,500                     1,500

December
2008
Contributed
capital                                     19,467                    19,467

Net (loss)
for the
year ended
June 30,
2009                                                  (13,190)       (13,190)
         ------ ------ ---------- ------- -------- ----------- --------------

Balance,
June 30,
2009          - $    - 10,873,750 $10,873 $67,028  $  (78,381) $        (480)
         ====== ====== ========== ======= ======== =========== ==============






  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                          Statements of Cash Flows


                                                                 August 14,
                                         For the years              2006
                                         ended June 30,        (inception) to
                                     ------------------------     June 30,
                                          2009       2008           2009
                                     -----------  -----------  --------------
OPERATING ACTIVITIES:
Net (loss)                           $  (13,190)  $  (28,761)  $     (78,381)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
   (Increase) in prepaid expense         (3,500)           -          (3,500)
   (Decrease) increase in accounts
      payable                           (14,277)      15,757           1,480
   Increase in accrued expense            2,500            -           2,500
                                     -----------  -----------  --------------
Net cash (used) by operating
  activities                            (28,467)     (13,004)        (77,901)
                                     -----------  -----------  --------------

FINANCING ACTIVITIES:
Contributed capital                      20,967       20,504          77,901
                                     -----------  -----------  --------------
Net cash provided by financing
  activities                             20,967       20,504          77,901
                                     -----------  -----------  --------------

NET INCREASE (DECREASE) IN CASH          (7,500)       7,500               -
CASH AND EQUIVALENTS - BEGINNING          7,500            -               -
                                     -----------  -----------  --------------
CASH AND EQUIVALENTS - ENDING        $        -   $    7,500   $           -
                                     ===========  ===========  ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                     $        -   $        -   $           -
                                     ===========  ===========  ==============
   Income taxes paid                 $        -   $        -   $           -
                                     ===========  ===========  ==============
   Non-cash transactions             $        -   $        -   $           -
                                     ===========  ===========  ==============

  The accompanying notes are an integral part of these financial statements.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


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

The directors of Eaton Laboratories approved a spin off of its IVPSA subsidiary in the form of a stock dividend as of November 1, 2006 (the "Record Date").
The record shareholders of Eaton received one (1) unregistered common share, par value $0.001, of IVPSA Corporation common stock for every share of Eaton Laboratories common stock owned. The IVPSA Corporation stock dividend was based on 10,873,750 shares of Eaton common stock that were issued and outstanding as of the record date. Since IVPSA's business was related to developing medical devices and Eaton's business was related to developing generic pharmaceutical products, the Eaton directors decided it was in the best interest of Eaton and IVPSA's shareholders to spin off IVPSA to minimize any potential of conflict of interest, in accessing funding.

The spin-off transaction was accomplished by the distribution of certain intellectual property, representing industry contacts, third party relationships and trade secrets. It did not include the transfer of any hard assets or liabilities. This spin off was valued at par value since the company held no assets, was uncertain as to future benefit, the stock was not trading, and the company did not yet receive a stock symbol.

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


NOTE 2.    Summary of Significant Accounting Practices

The Company has assets of $3,500 in prepaid expenses and liabilities of $3,980 as of June 30, 2009. The relevant accounting policies are listed below.

Basis of Accounting
-------------------
The basis is United States generally accepted accounting principles.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


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

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009

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

As of June 30, 2009, EZJR, Inc. has 10,873,750 of its common stock issued and outstanding and none of its preferred stock issued nor outstanding.

There have been no other issuances of common stock.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009

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

The sole officer/director has contributed funds to the operations of the Company, in order to keep it fully reporting and operational for the next twelve (12) months, without seeking reimbursement for funds contributed.


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

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


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


NOTE 8.   Recent Pronouncements

June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 8.   Recent Pronouncements (Continued)

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative
U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised
2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 8.   Recent Pronouncements (Continued)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 8.   Recent Pronouncements (Continued)

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)- 1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 8.   Recent Pronouncements (Continued)

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 8.   Recent Pronouncements (Continued)

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No.
110 regarding the use of a "simplified" method, as discussed in SAB No.
107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for

                                   EZJR, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2009


NOTE 8.   Recent Pronouncements (Continued)

"plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.
This Statement establishes principles and requirements for how the acquirer:
(a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by June 30, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by June 30, 2010.

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


Name                         Age   Positions and Offices Held
---------------              ---   --------------------------
T J Jesky                    62    President, Secretary and Director


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


Board of Directors
------------------

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


Code of Ethics
--------------

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


Item 11. Executive Compensation.


The following table sets forth summary compensation information for the fiscal year ended June 30, 2009 for our Chief Executive Officer, who was appointed on August 14, 2006. We did not have any executive officers as of the year end of June 30, 2009 who received any compensation.

Compensation
------------

As a result of our the Company's current limited available cash, no officer or director received compensation since August 14, 2006 (inception) of the company through the fiscal years ending June 30, 2009 and June 30, 2007. EZJR has no intention of paying any salaries at this time. We intend to pay salaries when cash flow permits.


Summary Compensation Table
--------------------------

                                                             All
                             Fiscal                         Other
                             Year                           Compen-
                             Ending  Salary Bonus  Awards   sation    Total
Name and Principal Position  June 30  ($)    ($)    ($)       ($)      ($)
----------------------------------------------------------------------------
T J Jesky          CEO/Dir.  2009    -0-    -0-      -0-     -0-        -0-
                             2008    -0-    -0-      -0-     -0-        -0-
                             2007    -0-    -0-      -0-     -0-        -0-

We do not have any employment agreements with our officers/directors. We do not maintain key-man life insurance for any our executive officers/directors. We do not have any long-term compensation plans or stock option plans.


Stock Option Grants
-------------------

We did not grant any stock options to the executive officers or directors from inception through fiscal year end June 30, 2009.


Outstanding Equity Awards at Fiscal Year-Ending June 30, 2009
-------------------------------------------------------------

We did not have any outstanding equity awards as of June 30, 2009.

Option Exercises for Fiscal Year-Ending June 30, 2009
-----------------------------------------------------

There were no options exercised by our named executive officer in fiscal year ending June 30, 2009.

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

Director Compensation
---------------------

We did not pay our directors any compensation during fiscal years ending June 30, 2009 or June 30, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on October 12, 2009 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director. The percentage of beneficial ownership for the following table is based on 10,873,750 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after October 12, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of EZJR's common stock.


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

Through a Board Resolution and the approval of the majority of shareholders at the Company's annual shareholder meeting, the Company hired the professional services of Seale and Beers, CPAs, Certified Public Accountants, to perform an audit of the financial statements of the Company. Seale and Beers, CPAs own no stock in the Company. The company has no formal contracts with its accountants and they are paid on a fee for service basis.

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

Item 14. Principal Accountant Fees and Services.

Seale and Beers, CPAs served as our principal independent public accountants for fiscal year ending June 30, 2009. Aggregate fees billed to us for the years ended June 30, 2009 and June 30, 2008 to Seale and Beers, CPAs and by our former auditor were as follows:


                                                         For the Years Ended
                                                               June 30,
                                                         -------------------
                                                            2009      2008
                                                         -------------------
(1) Audit Fees(1)                                         $5,500     $1,500
(2) Audit-Related Fees                                       -0-        -0-
(3) Tax Fees                                                 -0-        -0-
(4) All Other Fees                                           -0-        -0-

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


Audit Committee Policies and Procedures
---------------------------------------

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and
(iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending June 30, 2009, all fees paid to Seale and Beers, CPAs were unanimously pre-approved in accordance with this policy.

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


(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
2.1        Acquisition and Plan of              8-K              2.1   7/28/08
           Merger between EZJR, Inc.
           and IVPSA Corporation
           dated July 25, 2008.
------------------------------------------------------------------------------
3.1        Articles of Incorporation,           10-K   6/30/08   3.1   9/25/08
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                               10-K   6/30/08   3.3   9/25/08
           as currently in effect
------------------------------------------------------------------------------
3.3        Articles of Merger                   10-K   6/30/08   3.3   9/25/08
           between EZJR, Inc. and
           IVPSA Corporation
------------------------------------------------------------------------------
10.1       Exclusive Option Agreement           8-K             10.1   7/28/08
           between IVPSA Corporation
           and the Cleveland Clinic,
           dated March 15, 2007
------------------------------------------------------------------------------
10.2       Extension of Exclusive               8-K             10.2   7/28/08
           Option Agreement between
           IVPSA Corporation and
           the Cleveland Clinic,
           dated April 14, 2008.
------------------------------------------------------------------------------
23.1       Consent Letter from Seale     X
           and Beers, CPAs
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
32.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


EZJR, Inc.
-----------
Regisgtrant


By: /s/ T J Jesky
    -------------
        T J Jesky
        President

Date:  October 12, 2009
       ----------------

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


Date:  October 12, 2009
       ----------------