Form 10-Q
period 2009-09-30
EZJR Inc
filed 2009-11-17
CIK 1350071

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-Q
                               ------------------

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

As of November 17, 2009, the registrant had outstanding 10,873,750 shares of its $0.001 par value Common Stock.

                              Table of Contents
                                 EZJR, Inc.
                              Index to Form 10-Q
               For the Quarterly Period Ended September 30, 2009


Part I.  Financial Information

                                                                        Page
Item 1.  Financial Statements

Balance Sheets as of September 30, 2009 and June 30, 2009                 3

   Statements of Operations for the three months
     ended September 30, 2009 and 2008                                    4

   Statements of Cash Flows for the three months
     ended September 30, 2009 and 2008                                    5

   Notes to Financial Statements                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                             12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17

Item 4.  Controls and Procedures                                         18

Part II  Other Information

Item 1.  Legal Proceedings                                               20

Item 1A. Risk Factors                                                    20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     20

Item 3.  Defaults Upon Senior Securities                                 20

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 5.  Other Information                                               20

Item 6.  Exhibits                                                        21

Signatures                                                               22


Part I.  Financial Information

Item 1.  Financial Statements

                                  EZJR, Inc.
                        (A Development Stage Company)
                          Condensed Balance Sheets

                                             September 30,
                                                 2009         June 30,
                                              (Unaudited)       2009
                                              -----------   -------------
ASSETS

Current assets:
   Funds in escrow                            $         -   $          -
   Prepaid expenses                           $       500   $      3,500
                                              -----------   -------------
     Total current assets                             500          3,500
                                              ------------  -------------
TOTAL ASSETS                                  $       500   $      3,500
                                              ===========   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                           $     1,480   $      1,480
   Accrued expense                                  1,000          2,500
                                              ------------  -------------
     Total liabilities                              2,480          3,980
                                              ------------  -------------

Stockholders' equity:
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized,
     none issued                                        -              -
   Common stock, $0.001 par value, 70,000,000
    shares authorized, 10,873,750 shares and
     and 10,873,750 issued and outstanding
     as of 6/30/09 and 6/30/08 respectively        10,873         10,873
   Additional paid-in capital                      67,028         67,028
   (Deficit) accumulated during development
    stage                                         (79,881)       (78,381)
                                              ------------  -------------
     Total stockholders' equity                    (1,980)          (480)
                                              ------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $       500   $      3,500
                                              ============  =============

   The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                        (A Development Stage Company)
                      Condensed Statements of Operations
                                 (Unaudited)

                                                         August 14,
                              For the three months          2006
                               ended September 30,     (inception) to
                            ------------------------    September 30,
                                2009         2008           2009
                            -----------  -----------   --------------
REVENUE                     $         -  $        -    $           -

EXPENSES:
  Audit fees                     1,500            -            8,500
  Incorporating fees                 -            -              430
  Option contract                    -            -           46,000
  Professional fees                  -           50            7,914
  Research & Development             -            -           17,037
                            -----------  -----------   --------------
   Total expenses                1,500           50           78,381
                            -----------  -----------   --------------

Net (loss) before income
 taxes                          (1,500)         (50)         (79,881)

Income tax expense                   -            -                -
                            -----------  -----------   --------------

NET (LOSS)                  $   (1,500)  $      (50)   $     (79,881)
                            ===========  ===========   ==============

NET (LOSS) PER COMMON
 SHARE                      $    (0.00)  $    (0.00)
                            ===========  ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING  10,873,750   10,873,750
                            ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                                EZJR, Inc.
                       (A Development Stage Company)
                    Condensed Statements of Cash Flows
                               (Unaudited)

                                                                  August 14,
                                       For the three months          2006
                                        ended September 30,     (inception) to
                                     ------------------------    September 30,
                                         2009         2008           2009
                                     -----------  -----------   --------------
OPERATING ACTIVITIES:
Net (loss)                           $   (1,500)  $      (50)   $     (79,881)
Adjustments to reconcile net loss
 to net cash provided (used) by
 operating activities:
   (Increase) Decrease in
      prepaid expense                     3,000            -             (500)
   (Decrease) increase in accounts
      payable                                 -       (1,450)           1,480
   Increase (Decrease) in
      accrued expense                    (1,500)           -            1,000
                                     -----------  -----------   --------------
Net cash (used) by operating
  activities                                  -       (1,500)         (77,901)
                                     -----------  -----------   --------------

FINANCING ACTIVITIES:
Contributed capital                           -        1,500           77,901
                                     -----------  -----------   --------------
Net cash provided by financing
  activities                                  -        1,500           77,901
                                     -----------  -----------   --------------

NET INCREASE (DECREASE) IN CASH               -            -                -
CASH AND EQUIVALENTS - BEGINNING              -        7,500                -
                                     -----------  -----------   --------------
CASH AND EQUIVALENTS - ENDING        $        -   $    7,500    $           -
                                     ===========  ===========   ==============

SUPPLEMENTAL DISCLOSURES:
   Interest paid                     $        -   $        -    $           -
                                     ===========  ===========   ==============
   Income taxes paid                 $        -   $        -    $           -
                                     ===========  ===========   ==============
   Non-cash transactions             $        -   $        -    $           -
                                     ===========  ===========   ==============

  The accompanying notes are an integral part of these financial statements.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Condensed Notes
                              September 30, 2009
                                  (Unaudited)

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

These condensed financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended June 30, 2009 and notes thereto included in the Company's 10-K annual statement. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These condensed financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2009, the Company has not recognized revenue to date and has accumulated operating losses of approximately $79,881 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Condensed Notes
                              September 30, 2009
                                  (Unaudited)


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


Note 4 - Recent Pronouncements

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The revisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Condensed Notes
                              September 30, 2009
                                  (Unaudited)


Note 4 - Recent Pronouncements (Continued)

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

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Condensed Notes
                              September 30, 2009
                                  (Unaudited)


Note 4 - Recent Pronouncements (Continued)

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

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Condensed Notes
                              September 30, 2009
                                  (Unaudited)


Note 4 - Recent Pronouncements (Continued)

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

                                  EZJR, Inc.
                         (a Development Stage Company)
                                Condensed Notes
                              September 30, 2009
                                  (Unaudited)


Note 4 - Recent Pronouncements (Continued)

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

Critical Accounting Policies
----------------------------

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Results of Operations
---------------------

Overview of Current Operations
------------------------------

EZJR, Inc., was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on August 14, 2006, under the corporate name IVPSA Corporation. The Company subsequently changed its corporate name to EZJR, Inc. on July 25, 2008.

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

Management continues to seek different funding sources in order to advance its business plan. The downturn in the economy has limited our sources of financing. Management continues to seek financing with no success. If the Company is unable to obtain capital to finance its plan of operations or identify alternative capital, EZJR may need to curtail, limit or cease its existing operations.

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


Results of Operations for the year ended September 30, 2009
-----------------------------------------------------------

We earned no revenues since our inception on August 14, 2006 through September 30, 2009. We do not anticipate earning any significant revenues until such time as we can bring to the market a medical device product. We are presently in the development stage of our business and we can provide no assurance that we will be successful in developing any medical device products.

For the period inception through September 30, 2009, we generated no income. Since our inception on August 14, 2006 we experienced a net loss of $(79,881). Our loss was attributed to organizational expenses, entering into a exclusive option agreement for a medical device and development costs to build a medical device. We anticipate our operating expenses will increase as we enhance our operations. The increase will be attributed to professional fees to be incurred in connection with maintaining our fully reporting requirements with the U. S. Securities and Exchange Commission, and with added medical device development costs.

For the three months ending September 30, 2009, we experienced a net loss of $(1,500) as compared to a net loss of $(50) for the same period last year. The net loss for the three months ending September 30, 2009 was contributed to audit expenses of $1,500. We have no cash at hand as of September 30, 2009. In our June 30, 2009 year-end financials, our auditor issued an opinion that our financial condition raises substantial doubt about the Company's ability to continue as a going concern.

Revenues
--------

We generated no revenues for the period from August 14, 2006 (inception) through September 30, 2009. We do not anticipate generating any revenues for at least 24 months or until we can bring to market a viable medical device.


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

Significant changes in the number of employees.
-----------------------------------------------

As of September 30, 2009, we did not have any employees. We are dependent upon our sole officer and a director for our future business development.
As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources
-------------------------------

Our balance sheet as of September 30, 2009 reflects prepaid assets of $500 and liabilities of $2,480. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can deliver our product to market, complete additional financial service company acquisitions and generate substantial revenues, which may take the next few years to fully realize.
We anticipate we will require additional capital up to approximately $500,000 and we would have to issue debt or equity or enter into a strategic arrangement with a third party. We have been trying without success to raise capital. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the quarter ended September 30, 2009. The Company has no employment agreements in place with its officers.

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

The evaluation examined those disclosure controls and procedures as of September 30, 2009, the end of the period covered by this report. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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


Item 1A - Risk Factors

See Risk Factors set forth in Part I, Item 1A of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and the discussion in Item 1, above, under " Liquidity and Capital Resources."


Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

On August 11, 2009, the Company held its annual shareholder meeting. At this meeting, a majority of shareholders re-elected the current Board member to serve until the 2010 annual meeting of stockholders. The shareholders also approved Seale and Beers, CPAs, Certified Public Accountants, as the Company's auditor, to perform the audit of the Company's financial statements. No other business was conducted at this annual shareholder meeting.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

                                                 Incorporated by reference
                                                 -------------------------

                                        Filed          Period           Filing
Exhibit       Exhibit Description     herewith  Form   ending  Exhibit   date
------------------------------------------------------------------------------
2.1        Acquisition and Plan of              8-K              2.1   7/28/08
           Merger between EZJR, Inc.
           and IVPSA Corporation
           dated July 25, 2008
------------------------------------------------------------------------------
3.1        Articles of Incorporation,          10-K    6/30/08   3.1   9/25/08
           as currently in effect
------------------------------------------------------------------------------
3.2        Bylaws                              10-K    6/30/08   3.2   9/25/08
           as currently in effect
------------------------------------------------------------------------------
3.3        Articles of Merger                  10-K    6/30/08   3.3   9/25/08
           between EZJR, Inc. and
           IVPSA Corporation
------------------------------------------------------------------------------
10.1       Exclusive Option Agreement           8-K             10.1   7/28/08
           between IVPSA Corporation
           and the Cleveland Clinic,
           dated March 15, 2007
------------------------------------------------------------------------------
10.2       Extension of Exclusive               8-K             10.2   7/28/08
           Option Agreement between
           IVPSA Corporation and
           the Cleveland Clinic,
           dated April 14, 2008.
------------------------------------------------------------------------------
31.1       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           302 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------
31.2       Certification of President    X
           and Principal Financial
           Officer, pursuant to Section
           906 of the Sarbanes-Oxley
           Act
------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              EZJR, Inc.
                                              -----------
                                              Registrant


Date:  November 17, 2009                   By: /s/ T J Jesky
       -----------------                   -----------------
                                              T J Jesky
                                              President